Form 10KSB
period 1996-06-30
MORELLIS NONA II INC
filed 1996-12-12
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 1996        Commission file number   0-18377
                                                                        --------

                             NONA MORELLI'S II, INC.
             (Exact name of registrant as specified in its charter)

                                    Colorado
         --------------------------------------------------------------
         (State of other jurisdiction of incorporation or organization)

                                   84-1126818
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                2 Park Plaza, Suite 470, Irvine, California 92614
                --------------------------------------------------
                (Address of Principal Executive Offices) Zip Code)

       Registrant's telephone number, including area code: (714) 833-5381
                                  ------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes         No  X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                                               o

         The Registrant's revenues for its most recent fiscal year were $12,658,491.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 15, 1996 was approximately $6,329,500.

                                      Class
                          Common Stock , $.01 par value

                        Outstanding at October 15, 1996
                               45,048,500 shares

                      Documents Incorporated by Reference:
                                      None

                                           Total Number of Pages Including Cover

                                                         [NM\10-KSB:63096KSB]-45

                                TABLE OF CONTENTS



                                                                         Page



                                     PART I

Item 1.   Description of Business .........................................1

Item 2.   Description of Property .........................................13

Item 3.   Legal Proceedings ...............................................14

Item 4.   Submission of Matters to a Vote of Security-Holders .............18

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters ........19

Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................20

Item 7.   Financial Statements ............................................26

Item 8.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure .......................................26

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ..............27

Item 10.  Executive Compensation ..........................................32

Item 11.  Security Ownership of Certain Beneficial Owners and Management ..37

Item 12.  Certain Relationships and Related Transactions ..................38

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K ................................40

                                                         [NM\10-KSB:63096KSB]-45

                                     PART I



ITEM 1.           DESCRIPTION OF BUSINESS.

(a)      Business Development

         Nona Morelli's II, Inc. (the "Company" or the "Registrant") was incorporated in Colorado on February 6, 1989 and became public in 1990. The Registrant was originally organized to succeed the business of the Nona Morelli Limited Partnership which operated a restaurant from 1986 through 1989 and manufactured and marketed fresh-pack pasta and pasta sauces. Prior to December 1992, the business of the Registrant consisted solely of the manufacturing, marketing and sale of Italian food products, primarily pasta and sauces.

         During its fiscal year ended June 30, 1993 ("fiscal 1993"), as a result of a number of acquisitions and investments in the areas of food, legalized gaming and real estate, the Registrant evolved from a pasta manufacturer into a food manufacturing, distributing and investment company. Following some extensive corporate re-engineering in fiscal 1993 and the first six months of its fiscal year ended June 30, 1994 ("fiscal 1994"), the Registrant was restructured to operate as a holding company. Since July 1, 1993, the Registrant's food, legalized gaming and real estate acquisition, development and production activities have been owned and operated by wholly-owned subsidiaries or subsidiaries where the Registrant owned and exercised voting control. The restructuring was undertaken to allow the Registrant to redefine its business segments, concentrate its financial and human resources in each of its present areas of operation, and focus performance incentives based upon separate segment, or industry-specific businesses.

         The Registrant believes that maintaining an entrepreneurial atmosphere is essential to continuing its growth and development. In order to create this environment, in fiscal 1993 the Registrant adopted the strategy to ultimately result in its separate subsidiaries becoming publicly-held companies, which the Registrant believes will permit the establishment of more focused management objectives and performance incentives, and allow each subsidiary to raise new equity capital, as needed, while minimizing the Registrant's financial commitment to support the subsidiaries' growth. Since the beginning of fiscal 1994, the Registrant's operating philosophy is to supervise its subsidiaries by providing financial support, centralized strategic planning, corporate development, administrative, and other services that would not otherwise be available to independent companies of similar size. As of the close of the fiscal year ended June 30, 1996 ("fiscal 1996"), the Registrant had four subsidiaries, one of which is publicly traded.

         The Registrant's historical domestic gaming related assets and operations have been conducted by its subsidiary, NuOasis Gaming, Inc., a
Delaware  corporation  ("NuOasis  Gaming"),   formerly  E.N.  Phillips  Company,
("ENP"), which is a publicly-held company whose shares are traded on the OTC Bulletin Board. The Registrant has voting control of NuOasis Gaming and has the right to acquire a majority interest in NuOasis Gaming by virtue of its ownership of common and preferred stock, and warrants and options to purchase additional common stock. During the year ended June 30, 1996, the Registrant entered into an option agreement to sell the Registrant's controlling interest in NuOasis Gaming (see Item 6, Management's Discussion and Analysis).

         The Registrant's international gaming activities which, at the close of fiscal 1996, are still in the development stage and include its Asian and Tunisian activities, are conducted by its wholly-owned subsidiary, NuOasis International, Inc. ("NuOasis International"), a Bahamas corporation, successor to NuOasis International Inc., a California Corporation (formerly International Casino Management, Inc.), and by Cleopatra Palace Limited, an Irish corporation ("Cleopatra") in which the Registrant owns a 28% equity interest.

                                                         [NM\10-KSB:63096KSB]-45

         The  Registrant's   domestic  food  operations  are  conducted  by  its
wholly-owned subsidiary, Fantastic Foods International, Inc., a California corporation ("Fantastic Foods") doing business as the Pasta Fresca Company ("Pasta Fresca").

         The Registrant's domestic real estate operations, which at the close of fiscal 1996 are still in the development stage, are conducted by NuOasis Properties, Inc., a Colorado corporation ("NuOasis Properties"), formerly Morelli Capital, Inc. ("MCI"), a wholly-owned subsidiary.

         As used herein, the term "Company" or the "Registrant" refers to Nona Morelli's II, Inc., and its subsidiaries: NuOasis Gaming and its wholly-owned subsidiaries; NuOasis Properties; NuOasis International; and Fantastic Foods. The wholly-owned subsidiaries of NuOasis Gaming are: Casino Management of America, Inc., a Utah corporation ("CMA"); NuOasis Laughlin, Inc., a Colorado corporation ("NuOasis Laughlin"); and NuOasis Las Vegas, Inc., a Colorado corporation ("NuOasis Las Vegas"). The Registrant currently maintains its executive offices in Irvine, California.

         The following chart illustrates the relationship between the Registrant and the various subsidiaries:

                            ------------------------
                            |NONA MORELLI'S II INC |
                            |                      |
                            ------------------------
                                       |
       ----------------------------------------------------------------
       |                     |                    |                   |
----------------   --------------------   -----------------   ----------------
|   NuOasis    |   |     NuOasis      |   |   Fantastic   |   |    NuOasis    |
| Gaming Inc.  |   |  International   |   |     Foods     |   |  Properties   |
|   (Voting    |   |       Inc.       |   | International |   |     Inc.      |
|    Control)  |   |      (100%)      |   |   Inc. (100%) |   |     (100%)    |
----------------   --------------------   -----------------   -----------------

(b)      Description of Business

         The Registrant's business interests are comprised of food manufacturing and distribution, legalized gaming, and real estate acquisition and development. The activities in the past have been financed by working capital, equity financing or through joint ventures between one of the Registrant's subsidiaries and unrelated parties.

         (1)      Food Manufacturing and Distribution

                  The Registrant is a manufacturer and marketer of fresh and frozen packed pasta and Italian sauces. The Registrant utilizes its own recipes and those acquired in the purchase of the assets and business of Italfin, Inc. ("Italfin") and The Pasta Fresca Co. ("Pasta Fresca Company") in fiscal 1993. The Registrant's pasta products are fresh or frozen, not dried, to maintain 60% of the nutritional value, to cook quickly and to retain aroma and taste. Its pasta is high in complex carbohydrates making it a high energy food. The Registrant's pasta is manufactured under the brand names "Nona Morelli" and "Pasta Fresca," and contains all natural ingredients without any preservatives. The "Nona Morelli" and "Pasta Fresca" brand name pasta products are sold primarily to the retail trade in supermarkets, club stores and independent grocers in California and other states and, to an increasingly greater extent, through contract packaging ("co-packing") for other national/regional organizations, which distribute the Registrant's products under their private labels. Fresh and frozen pasta is also sold in bulk for the food service industry, hotels and restaurants. The Registrant has lines of no cholesterol and low cholesterol pasta and packages and markets pasta with accompanying sauces. The Registrant is also a producer and marketer of a private label and "Nona Morelli" and "Pasta Fresca" brand sauces.

                                                         [NM\10-KSB:63096KSB]-45

                  During the year ended June 30, 1996, the Registrant continued to pursue a program that focused on increasing operations on both a national and international level. The Registrant continues its direct manufacturing and marketing activities for the "Nona Morelli" and "Pasta Fresca" brand names on a regional basis through various brokers in the Southeast and Southwest. In co-packing, the Registrant packages its pasta and sauce products for other companies which market the products under their own labels and brand names. Co-packing represented approximately 24% and 55% of food sales revenue for each of the years ended June 30, 1996 and 1995, respectively.

                  Since September 1993, the Registrant's food products operations have been conducted by Fantastic Foods. In fiscal 1994 the Registrant's historical food manufacturing and distribution activities, which include pasta and sauce products, were transferred from Colorado to California and are now operated in two (2) manufacturing facilities based in Irwindale and Arcadia, California. The USDA certified Arcadia facility produces the Registrant's meat and other filled pasta products, and speciality items for hotels and restaurants.

         Products

                  The Registrant's primary food products include a variety of pastas and sauces. The Registrant's pasta sales accounted for ninety five percent of food sales revenues for both the years ended June 30, 1996 and 1995. The Registrant's pasta line consists of 35 different pasta products separately packaged under the Registrant's and private-label names.

                  The Registrant also manufactures and markets eight different sauce products separately packaged in five sizes under the Registrant's brand name and private-label.

                  Fresh  pasta  is  manufactured  from  high  quality  durum  or semolina flour, and whole eggs or egg whites, in a process which takes it from dough mix through various machines which shape and cut the pasta to the required shape, thickness, and size. The product is then pasteurized and packaged in a way in which oxygen is flushed from the package and replaced with an inert gas to inhibit spoilage and increase shelf life. The fresh pasta industry has flourished with the advent of effective, cost-efficient, packaging equipment. Spinach, cheese, tomatoes, and other ingredients may be added to the mix to create a variety of gourmet pasta products. Cholesterol free pasta is manufactured from semolina flour, egg whites, and water.

                  The major markets for fresh pasta are chain-supermarkets, club stores, food service, independent groceries, delicatessens, and military commissaries. Fresh pasta, sold in retail supermarkets, generally may be found in the "deli" section, refrigerated grocery, or possibly the nutrition section. According to a compilation of the U.S. Commerce Department and the National Pasta Association, annual sales of pasta in the United States for 1990 were estimated at approximately 4.6 billion pounds or a mean annual per capita consumption rate of 18.4 pounds, up from 13 pounds per person in 1980. Domestic sales of fresh pasta were not separately categorized by the publication. The National Pasta Association estimated that the mean annual per capita consumption of pasta will be 30.6 pounds by the year 2000.

                  While consumption of pasta generally has been occurring for hundreds of years in Europe and the United States, over-the-counter sale of off-premises manufactured and packaged fresh pasta is made possible by pasteurization and oxygen flushing. Domestic fresh pasta sales began to accelerate in 1985. Sales of low cholesterol, and no cholesterol, fresh pasta began to capture a small market share in 1988 as U.S. consumers with health concerns, or dietary requirements, became more aware of pasta products with these features. These same fresh pasta products can also be quick frozen for longer shelf life in the retail markets. Management expects the demand for fresh and frozen pasta will continue to increase during the coming years.

                                                         [NM\10-KSB:63096KSB]-45

         Marketing

                  There are approximately 40,000 major supermarkets in the United States and between 4,000 and 6,000 in market areas presently served by the Registrant's products. The Registrant cannot estimate its market share of fresh pasta sales.

                  The Registrant is currently packaging pasta products and sauces separately and in combination for three marketers. Under co-packing agreements, the Registrant contracts with distributors to market its pasta products who are typically responsible for transporting, warehousing, advertising, distributing, promoting and brokering Fantastic Foods produced pastas and sauces. The Registrant's expenses related to managing co-packing accounts have been relatively nominal. Thus, the primary costs are limited to production, packaging, and returns, which are subject to more accurate budgeting and control.

                  Sales of the Registrant's products are made through direct marketing by food brokers and Registrant's personnel with a focus on supermarket chains and other retailers. Typically, the Registrant's products are delivered to distribution centers of such supermarket chains for subse quent re-delivery through the supermarket subsystem as demand dictates. The Registrant also markets its products through distributors under short term "spot sale" arrangements terminable on short notice. Food brokers utilized by the Registrant usually receive commissions based on net sales, while distributors purchase the Registrant's products for their own account. The Registrant has not granted exclusive area distribution rights with respect to any of its products.

         Production

                  The Registrant purchases durum and semolina flour from mills in California and Minnesota in truck load quantities. The Registrant purchases whole eggs and egg white mixtures from local egg producers. The Registrant has not experienced any shortages or limited availability for ingredients for its products; however, prices for flour and eggs fluctuate based on weather, market variations, and other factors beyond the Registrant's control. The California and Minnesota mills currently supply 90% of flour purchases for the Registrant's products. Spices, cheese and various other raw materials are purchased locally in Southern California.

                  The  Registrant  mixes flour and eggs  (whole or whites  only)
         into a moist dough mix which is then processed into specific thicknesses in sheets. The sheets are then placed in machines which form different pasta products, i.e., spaghetti, ravioli, linguine, tortellini and fettuccine. Spinach, tomato paste, and other herb ingredients are added to the basic pasta mix at different stages to create flavored products. The Registrant cuts, pasteurizes, and packages through an oxygen flushing process for its fresh or frozen pasta.

         Packaging

                  In its fresh or frozen pasta manufacturing process, the Registrant uses a series of equipment, including dough mixers, pasta sheeters, tortellini and ravioli machines, cutters, and pasteurizing and packaging equipment. Sauces, which are marketed in separate containers and combination packages, are precooked in large batches pursuant to proprietary recipes. The Registrant packages its sauces in 7 oz., 8 oz., 15 oz., 21 oz., and bulk containers for sale, usually with clear-wrap to reveal its freshness. Colorful logos are included on the package, along with identifying and ingredient labels meeting all USDA and Government standards along with cooking instructions. Low fat and no cholesterol notations are clearly indicated on the Registrant's products with those features. Since the Registrant's products are usually maintained for retail sale in "deli" areas of supermarkets, the Registrant seeks distinctive packaging for its products, notwithstanding the slightly higher costs.

                                                         [NM\10-KSB:63096KSB]-45

         Current Sales Activity

                  The Registrant's strategy is to continue to develop the market for its Nona Morelli and Pasta Fresca brand name products on a nationwide and regional basis, as well as to pursue additional co-packing agreements and relationships. The Registrant's brand sales represented 40% and 35% of food sales revenues for the years ended June 30, 1996 and 1995, respectively. The Registrant expects that its co-packing agreements with other customers will continue to represent a significant portion of its food business as the Registrant enters into additional co-packing agreements, and that direct sales of its products to stores will increase as a percentage of total sales.

         (2)      Domestic Gaming Activities

                  Until April 1995, Ba-Mak Gaming International Inc. ("BGI"), a wholly-owned subsidiary of NuOasis Gaming was active and involved in charitable gaming in Louisiana. BGI operated five charitable gaming establishments in New Orleans at which 140 video bingo machines were operating. BGI recognized as gaming revenues the gross funds deposited in video bingo machines. BGI realized a gross profit, or "net win", as represented by the difference between gross funds deposited into the machines and payments to customers. BGI realized net operating profits by way of the percentage of the net win after payments to the charitable organizations, the location owner and the State of Louisiana for gaming taxes. However, from inception through October 1994, BGI was unable to generate any operating profits. Additionally, the Registrant has suffered from negative cash flows since assuming control of BGI in April 1994. On October 28, 1994, BGI filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana. While under the protection of Chapter 11, BGI continued to operate as a charitable bingo route operator in Louisiana as Debtor-in-Possession.

                  On April 20, 1995, upon motion from the United States Trustee, an order converting the case to Chapter 7 was issued. The Chapter 7 trustee took possession of BGI's assets and is in the process of liquidating such assets for the benefit of BGI's bankruptcy estate. As such, all gaming operations at BGI ceased and, accordingly, BGI was accounted for as a disposition of investment during fiscal 1995 which resulted in (a) the write-off of $1,056,978 and $1,415,050 of total assets and liabilities, respectively, and (b) a net loss on disposal of investment in the amount of approximately $140,949. As of the date of this Report, the Trustee's administration of the bankruptcy estate is ongoing.

                  NuOasis Gaming currently has no gaming or other ongoing business, and is presently evaluating business opportunities for possible acquisition within the gaming industry. In particular, NuOasis Gaming is currently evaluating the potential acquisition of a development stage California company formed in 1992 to facilitate public participation in group play in the California State Lottery and the lotteries of other states, through the sale of a prepaid debit card called the HIT- LOTTO value card (see Item 6, Managements Discussion and Analysis - National Pools Corporation).

         (3)      International Gaming Activities

                  In September 1993, as part of the Registrant's new business plan, it formed NuOasis International through which it hoped to extend its proposed gaming operations internationally. The Registrant believes that international leisure and entertainment opportunities offer much greater potential, and have far less competition than domestic U.S. gaming because of the "emerging market" status of many of the host countries. The Registrant's goal is to capitalize on the expected growth in tourism trade and the surge of entertainment spending worldwide, and to take advantage of certain investment opportunities in emerging markets which appear to be the greatest beneficiaries of this expected growth. As a result of the Registrant's research into these expected emerging leisure and entertainment markets during fiscal 1996, it has been soliciting and evaluating prospects in certain markets in North Africa, Asia, the Caribbean and the South Pacific where it intends to focus the majority of its resources.

                                                         [NM\10-KSB:63096KSB]-45

         North Africa

                  In October 1993, the Registrant acquired a 70% equity interest in Cleopatra. In December 1995, the Registrant transferred a 42% equity interest in Cleopatra along with other corporate assets, to acquire a gaming interest in Macau (the "Gaming Interest") (as discussed below). In December 1995, the remaining 28% interest in Cleopatra was transferred to the Registrant's wholly-owned subsidiary, NuOasis International.

                  Cleopatra is the lessee of a 200,000 square foot casino and Las Vegas-style showroom facility (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract dated October 8, 1993, with Societe Touristique Tunisie-Golfe ("Tunisie-Golfe"). The Cap Gammarth Casino is presently under construction. In conjunction with such casino, Tunisie-Golfe is also building a five-star hotel, a health and sports center, a beach club, a 54-unit shopping mall and 250 apartments, all located within walking distance to the Cap Gammarth Casino. The location of the Cap Gammarth Casino is approximately 10 miles northwest of Tunis, the capital of Tunisia.

                  In October  1994,  Cleopatra  entered into an  agreement  with
         Societe Loisirs Club Hammamet ("Club Hammamet") to lease and operate the sixty thousand (60,000) square foot casino and French-style cabaret in Hammamet, Tunisia (the "Hammamet Casino"). The Hammamet Casino is presently under construction on a build-to-suit basis for Cleopatra as part of a new five-star hotel and villa resort (the "Hammamet Hotel"). Club Hammamet is a subsidiary of Occidental Hotels which, in turn, is a subsidiary of General Mediterranean Holdings, Ltd. The Hammamet Hotel is one of forty-five (45) hotels planned or currently under construction in south Hammamet as part of a Tunisian government-sponsored expansion of the Hammamet resort area. If completed, these additional hotels will provide up to thirty-eight thousand (38,000) additional beds for the Hammamet area. The Hammamet Hotel facilities were completed and opened in September 1996. Both the Hammamet Casino and Hotel facilities are situated within walking distance of three operating hotels, two of which were also recently completed, with approximately eighteen hundred (1,800) beds.

                  Subsequent to the close of fiscal 1996, NuOasis International executed letters of intent and is negotiating definitive agreements related to its international gaming and hospitalities activities. The transactions represented by these agreements involve (a) the purchase of a controlling interest in the corporate entity which owns the Cap Gammarth Casino real property and improvements (b) the purchase of a 50% interest in the entity which is currently the lessor of the Le Palace Hotel and surrounding commercial center and residential complex (the "Cap Gammarth Resort"), (c) the formation of a new joint venture with a publicly-held European hotel and food service company, (d) the purchase of the Cap Gammarth Resort including the real estate and improvements, and (e) the purchase of additional equity in Cleopatra. The Registrant has an agreement in principle with the European hotel operation pursuant to which the parties plan to form a joint venture. In exchange for a 50% interest in the new joint venture, the European hotel operator will provide the new joint venture with up to $13.5 million in working capital and NuOasis International will contribute or cause to be transferred its interest in the entities which hold the rights to manage the Le Palace Hotel, the Cap Gammarth Casino, the Hammamet Casino and the Monastir Casino.

                  Closings have not occurred on any of the proposed transactions and there is no guarantee that all or any of the proposed transactions will be consummated. Additionally, failing to consummate the proposed new joint venture with the European hotel operator, the new acquisitions contemplated by NuOasis International, along with the continued development and completion of the Cap Gammath Casino and the Hammamet Casino, may require aggregate financing in excess of $20 million to complete, to which neither the Registrant nor any of its subsidiaries currently have access.

                                                         [NM\10-KSB:63096KSB]-45

                  At the close of fiscal 1996, the Registrant held a 28% equity interest in Cleopatra, Mr. Ng Man Sun ("Mr. Ng"), doing business as Dragon Sight International Amusement (Macau) Company ("Dragon") held 42% of the equity interest in Cleopatra, and the remaining 30% is owned by one unrelated party and two related parties: 10% by Fred Graves Luke, Fred G.Luke's father, and a member of the Registrant's Advisory Board, a Director of Cleopatra, and an Officer and Director of Fantastic Foods International, Inc.; 10% by Gabriel Tabarani, President and Director of Cleopatra; and 10% subscribed but not paid for by an individual unrelated to the Registrant. Neither Cap Gammarth Casino nor Hammamet Casino are operating as of the date of this Report.

         Asia

                  On May 25, 1995, the Registrant purchased from Dragon, a 40% net profits interest in the gaming operations conducted by Dragon at two hotels in Macau (the "Gaming Interest"). The two casinos, the Diamond Casino (Holiday Inn), Macau, and the Harbor Island Diamond Casino (Hyatt Regency), Macau are operated by Dragon and have been in operation since March 1991 and February 1994, respectively.

                  The two casinos exist pursuant to a sub-license to Dragon under a master gaming permit granted by the government of Portugal to Sociedade DeTurismo Diversocs De Macau ("STDM"). STDM is owned, in part, by Mr. Stanley Ho. Dragon acquired its rights and interest in the two casinos pursuant to an "arrangement" with STDM, pursuant to which, Dragon equips and manages the casinos for which it is allowed to retain a percentage of the "net win" equal to 12.5% of Macau and Hong Kong resident customers and 37.5% of "foreign passport" customers. The balance of the "net win" in both categories is paid to STDM. The 40% net profits interest that Dragon sold and transferred to the Registrant is based on Dragon's portion of the "net win." STDM is the lessee of the leasehold interest in which each casino is situated and the annual leasehold costs are paid by STDM out of its share of net winnings. Dragon's costs are limited to the marketing, promotion and operation of the casinos. The total floor area of the casinos is approximately 10,000 square feet. Gaming activities consist primarily of card games; there are no slot machines in the two casinos.

                  The arrangement between Dragon and STDM is oral: there is no written contract and, therefore, Dragon essentially conducts its business at the will of STDM. Mr. Ng, the sole proprietor of Dragon, reportedly has a good working relationship with STDM. Historically, STDM has not terminated any arrangement with any of its sub-licensees. STDM reportedly has no plans to open additional casinos in Macau prior to the year 2001, when STDM's license expires.

                  On August 5, 1996, NuOasis International, holder of the Gaming Interest, entered into an agreement with Mr. Ng to sell the Gaming Interest for twenty million (20,000,000) shares of the Registrant's common stock issued by the Registrant in the original purchase of the Gaming Interest. On or about September 30, 1996, the subject shares were tendered by Mr. Ng to a third party escrow agent pending the closing of the purchase of replacement properties which NuOasis International is currently negotiating to purchase ("the Replacement Property").

                  At June 30, 1996, the Registrant recognized a write down of the book value of the Gaming Interest to bring the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Mr. Ng, which was $.50 a share or $10 million in aggregate. Since the intended purchase of the Replacement Property will be effective later in fiscal 1997, the book value of the escrowed shares has been presented in a position similar to treasury stock as of June 30, 1996.

                                                         [NM\10-KSB:63096KSB]-45

                  The Registrant earned $2,111,228 and $11,407,317 as gaming revenue generated from the Gaming Interest for the 5-week period from inception on May 25, 1995 to June 30,1995 and fiscal year ended June 30, 1996, respectively. Due to the sale of the Gaming Interest, these revenues are not expected to recur in future years.

         (4)      Real Estate Activities

                  Effective December 31, 1995, the Registrant acquired from Silver Faith Development Limited ("SFDL"), an affiliate of the Registrant and Mr. Ng, an interest in three buildings currently under construction located in a large master planned commercial and residential real estate development located in Beijing, Peoples
         Republic of China ("PRC") known as The Peony Garden project ("Peony Garden"). The purchase price of the Registrant's interest in Peony Garden was $21 million for which the Registrant issued an 8% Promissory
         Note in the principal amount of $21 million (the "Peony Garden Note"). The Peony Garden Note was non recourse and fully collateralized by the interest acquired, with the outstanding principal balance convertible into the shares of the Registrant's common stock. In January 1996, the Registrant made a prepayment of principal on the Peony Garden Note in the amount of $9.6 million.

                  In April 1996, the Registrant requested a title opinion on Peony Garden in conjunction with NuOasis International's efforts to receive financing on the property. Upon receipt of the title opinion in October 1996, the Registrant learned that under PRC law, real property cannot be transferred until completion of the project. Since the project was not completed at June 30, 1996, and the Peony Garden Note was non recourse other than against the Registrant's interest in Peony Garden, the Registrant has presented its investment in Peony Garden as a beneficial ownership interest in the real estate development.

                  On August 8, 1996, the Registrant entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell the Registrant's entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). The sale closed on October 8, 1996 and, according to unaudited information received from Hartcourt, the Registrant's investment in the Hartcourt stock represents an equity interest of approximately 43%. Concurrent with the closing of the sale of the Registrant's interest in Peony Garden, the Hartcourt Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap"). No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Registrant's basis in Peony Garden represents approximately the amount of interest on the Note that would otherwise have been capitalized during the construction of the Peony Garden project. At June 30, 1996, the beneficial ownership interest in Peony Garden was valued at the lower of the Registrant's equity in Hartcourt on or about the closing date or its net investment in the Peony Garden interest. The Registrant's ultimate realization of value from the investment in Hartcourt is dependent upon many factors, such as changes in the equity value in Hartcourt, which itself is dependent upon uncertainties surrounding Peony Garden, and upon the Registrant's ability to dispose of its investment at its current basis. The Registrant intends to exchange the Hartcourt equity investment for other equity investments.

                                                         [NM\10-KSB:63096KSB]-45

(c)      Raw Materials

         The Registrant's domestic food manufacturing and distribution segment requires raw materials which are readily available such as flour, tomatoes and domestically-grown spices. The Registrant has not experienced any difficulty obtaining any raw materials for its domestic food operations in the past and does not anticipate any supply problems in the future.

         The  Registrant's   international   gaming  and  proposed  real  estate
acquisition and development activities are not manufacturing-based businesses and therefore do not rely on raw materials.

(d)      Patents, Trademarks and Licenses

         Although the Registrant's formulas and recipes are not subject to patent protection, the Registrant considers these proprietary and uses confidentiality agreements as appropriate in an attempt to protect such formulas and recipes. The Registrant has received a trademark for "Nona Morelli" from the United States Patent and Trademark Office, which it uses on some of its products.

         The Registrant's proposed international gaming activities do not require patents or trademarks, and the Registrant does not intend to rely on patents or trademarks. The operations of the proposed gaming casinos will depend on and be subject to gaming licenses and permits from their respective jurisdictions. With respect to the proposed gaming operations of Cleopatra in North Africa, the respective gaming licenses are to be issued jointly to Cleopatra and the owner/operators of the hotel complexes, of which the proposed casinos are a part. With respect to the Registrant's Gaming Interest in Macau, which was sold subsequent to the close of fiscal 1996, neither Dragon nor the Registrant relied on patents or trademarks. However, Dragon operated as a sub-licensee under a master gaming permit granted by the government of Portugal to STDM.

(e)      Seasonality

         None of the Registrant's industry segment activities is seasonal in nature.

(f)      Customer Dependence

         For the year ended June 30, 1996, the Registrant had three major customers, all distributors, each of which accounted for more than 10% of the Registrant's sales with respect to its food manufacturing and distribution segment. The Registrant's Tunisian gaming segment remains under development, and its domestic gaming is nonoperational since BGI's liquidation in April 1995. The Registrant's Macau Gaming Interest was dependent on gaming by the general public in Macau.

(g)      Backlog of Orders

         The Registrant's food manufacturing and distribution subsidiary, at June 30, 1996, had a backlog for orders of $31,733 as compared to $22,651 at June 30, 1995. This reflects production on an as-ordered basis.

         The Registrant's domestic gaming, international gaming and real estate subsidiaries were not subject to the type of business activities which would give rise to "orders."

(h)      Government Contracts

         None of the Registrant's industry segment activities were involved with material government contracts in fiscal 1996 or 1995.

                                                         [NM\10-KSB:63096KSB]-45

(i)      Competition

         (1)      Food Manufacturing and Distribution

                  Although the Registrant has no market data compiled on the fresh pasta industry, management believes that Contadina, a division of Carnation Foods, is the fresh pasta industry leader accounting for in excess of 50%, nationally, of fresh pasta sales. However, in certain states in which the Registrant operates, management believes Contadina controls less than 50% of this market in the aggregate. Other major retail competitors are Davis Lay under the trade name Mallard's, Pasta Pasta, Trios, Pasta Perfecta, DiGiorno, Romance and Monterey Pasta Company.

                  Competitive factors in the industry include product quality and taste, freshness, healthfulness, brand name awareness among consumers, advertising and promotion, supermarket shelf space, product shelf life, package design, price and reputation among consumers.
         Competition is severe in each area, and industry leaders, such as Contadina, are extremely strong in most competitive areas.

                  Management  believes  the  Registrant  may be in a position to establish a niche in the food manufacturing industry with its co-packing agreements which are becoming a significant portion of its business. The Registrant expects Contadina to continue to be a major force due to its vast resources, name recognition, and good reputation. Although management believes the Registrant can compete on the basis of quality, price, and reliability of delivery, the marketing of food products is subject to changeable consumer tastes and habits and thus, there is no assurance the Registrant can maintain or improve its market position.

         (2)      Domestic Gaming Activities

                  The Registrant, through NuOasis Gaming, competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions, and opportunities to manage gaming facilities. NuOasis expects many competitors to enter new jurisdictions that authorize gaming, some of whom may have more personnel, and greater financial and other resources than NuOasis Gaming or the Registrant. Further expansion of legalized gaming could also significantly and adversely affect the proposed gaming activities of NuOasis Gaming. In particular, the expansion of casino gaming in or near any geographic area that NuOasis Gaming attracts, or expects to attract a significant number of customers, would have a material effect on their business.

         (3)      International Gaming Activities

                  The Registrant, directly and through NuOasis International and
         Cleopatra, competes with other gaming companies for opportunities to manage casino gaming activities in emerging international gaming jurisdictions. The Registrant expects many competitors to enter new international jurisdictions that authorize gaming, some of whom may have more personnel and greater financial and other resources than NuOasis International and Cleopatra, or the Registrant. Further expansion of international legalized gaming could also significantly and adversely affect the proposed gaming activities of NuOasis International and the Registrant. In particular, the expansion of casino gaming in or near any geographic area where the Registrant, NuOasis International, Cleopatra or any future international gaming subsidiary of the Registrant is active, or in pursuit of a gaming license or rights to manage casino gaming activities, may diminish or otherwise detract from the activities of the Registrant or its subsidiaries.

                                                         [NM\10-KSB:63096KSB]-45

         (4)      Real Estate Activities

                  The Registrant has no operating activities with respect to real estate investments, acquisitions and development. As of the date of this Report, NuOasis Properties does not hold any domestic real estate assets; therefore, competition is insignificant. International real estate related investments to date consist of a beneficial ownership interest in Peony Garden, which was sold subsequent to the close of fiscal 1996 and, therefore, competition as it relates to Peony Garden is not applicable.

(j)      Research and Development

                  As part of the Registrant's domestic food manufacturing process, the Registrant enhances existing products and develops new products on a continuous basis. The Registrant did not have any direct costs associated with customer-sponsored research and development activities.

(k)      Government Regulation

         (1)      Food Manufacturing and Distribution

                  The Registrant is regulated by the Los Angeles County Health Department and the United States Food and Drug Administration. The Registrant is subject to various regulations with respect to cleanliness, maintenance of food production equipment, storage cooling and cooking temperatures, food handling and storage, and is subject to on-site inspections. The finding of a failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Registrant's products from store shelves.

         (2)      Domestic Gaming Activities

                  At the present time, neither the Registrant nor NuOasis Gaming has any domestic gaming activities. However, NuOasis Gaming is currently evaluating proposals from third parties to reenter the domestic gaming market. With respect to the Registrant's domestic gaming activities, casino gaming in the United States is highly regulated. Owners and operators of casinos must be licensed by the various state gaming commissions and must provide detailed financial and other reports. Additionally, some of the states which have just recently legalized gaming, have experienced unexpected internal changes and modification of the rules and regulations, all of which has served to delay and impede gaming applications filed by prospective gaming operators. Changes in laws and regulations may limit or otherwise materially affect types of gaming that may be conducted in these new jurisdictions. Any such changes might have an adverse effect on the activities and proposed activities of NuOasis Gaming. To the extent that the Registrant or NuOasis Gaming utilizes certain of their assets to make investments in or otherwise re-enter the domestic gaming industry, one or all companies may be required to submit applications for gaming licenses, as most jurisdictions require any holder of more than ten percent (10%) of the common stock of the operating entity to be suitable.

         (3)      International Gaming Activities

                  Tunisia

                  Under Tunisian law, casino gaming is closely supervised and monitored through the use of on-site government representatives and strict published operating procedures. The process through which a company obtains a license to conduct casino gaming in Tunisia is similar to that of many of the various states in the U.S. which have recently adopted legalized gaming statutes, involving background checks, personal interviews and the discretionary right of the government body overseeing gaming activities to deny or withdraw a license to any applicant.

                                                         [NM\10-KSB:63096KSB]-45

                  The  Tunisian   government  has  approved  Cleopatra  and  its
         management for casino gaming licenses at the Cap Gammarth Casino and Hammamet Casino.

                  Macau

                  The Gaming Interest in Macau is operated by Dragon, who is a sub-licensee under a 40- year master gaming permit granted in 1961 by the government of Portugal to STDM. Pursuant to this arrangement with STDM, Dragon owns interests in seven casinos, two of which it operates. The arrangement between STDM and Dragon is an oral agreement and the master gaming permit granted to STDM will expire in the year 2001 if not renewed or terminated in 1999 upon the return of Macau to the Peoples Republic of China. Since the Gaming Interest was sold in August 1996, the Registrant is no longer affected by Portuguese government regulations.

         (4)      Real Estate Activities

                  Since Peony Garden was sold in October 1996, the Registrant believes that PRC government regulations will have little if any direct effect on the Registrant in future fiscal years.

(l)      Compliance With Environmental Laws

         Compliance  with federal,  state and local  provisions  regulating  the discharge  of  materials  into the  environment  or  otherwise  relating  to the protection of the environment has no material effect on the capital expenditures, earnings and competitive position and operators of the Registrant.

(m)      Employees

         (1)      Corporate Officers and Significant Subsidiaries Officers

                  Corporate  officers of Nona and significant  subsidiaries  who
         rendered   services  during  fiscal  1996  pursuant  to  employment  or consulting agreements are as follows:

          Name                          Office
          ----------------------------  ---------------------------------------

          Fred G. Luke (Employee)       Chief Executive Officer (Nona);
                                         and President (NuOasis Gaming)
          Steven H. Dong (Consultant)   Chief Financial Officer
                                         (Nona & NuOasis Gaming)
          John D. Desbrow (Consultant)  Corporate Secretary
                                         (Nona & NuOasis Gaming)
          Jon L. Lawver (Consultant)    President (Fantastic Foods)
          Albert Rapuano (Consultant)   President (NuOasis International)

         (2)      Food Manufacturing and Distribution

                  Fantastic Foods, the food manufacturing and distribution subsidiary, currently has 10 employees engaged in administrative activities, 27 employees engaged in production and 2 employees engaged in sales. The number of production employees varies depending upon demand for product and the Registrant's production procedures. The range for the two years ending June 30, 1996 was a low of 15 employees and a high of 35 employees. Production employees are generally paid an average of $7.93 per hour and the Registrant has not experienced difficulty in obtaining sufficient labor. None of Fantastic Foods employees are covered by a collective bargaining agreement, and it believes it has very good employee relations.

                                                         [NM\10-KSB:63096KSB]-45

         (3)      Domestic Gaming Activities

                  The Registrant's subsidiary, NuOasis Gaming and BGI (through April 20, 1995, the date BGI was converted into Chapter 7 liquidation) employed 4 full-time employees and 10 part-time employees during fiscal 1995. All employees were located in Louisiana. Since BGI's bankruptcy case was converted to a Chapter 7 proceeding, NuOasis Gaming ceased employing personnel at BGI.

         (4)      International Gaming Activities

                  Tunisia

                  The Registrant's international gaming subsidiary, NuOasis International, has no employees; Cleopatra had 2 employees as of June 30, 1996, as its proposed activities are still under development until the opening of its proposed casinos in North Africa.

                  Macau

                  The Gaming Interest acquired by the Registrant consisted of a 40% net profits interest in two Macau casinos; the Registrant did not acquire any rights to manage or otherwise participate in the daily operations of such casinos and, accordingly, the Registrant has no employees engaged in the operations of the two Macau casinos. The Gaming Interest was sold in August 1996.

         (5)      Real Estate Activities

                  The Registrant's real estate acquisition and development subsidiary, NuOasis Properties, has no employees, as there are no real estate operations as of June 30, 1996.

ITEM 2.           DESCRIPTION OF PROPERTY.

(a)      Food Manufacturing and Distribution Facilities and Corporate
         Headquarters

         The Registrant owns a 26,000 square foot plant in Pueblo, Colorado. The Registrant's Pueblo, Colorado facility was purchased in 1990 and includes 3.2 acres of land. The building was formerly used by a beverage distributor and contains 11,000 square feet of refrigerated space and 5,000 square feet of office space.

         In fiscal 1993, the Registrant relocated its pasta manufacturing activities to Southern California as part of the Pasta Fresca Company and Italfin acquisitions. The Registrant currently leases its Pueblo facilities to an ethnic food manufacturer under a month-to-month lease agreement calling for the lessee to pay $4,000 per month in advance and satisfy certain maintenance and other operating costs associated with the building. The Lessee has an option to buy the building at an amount of $660,000.

         Fantastic Foods leases approximately 7,000 and 10,000 square feet of food manufacturing space in Arcadia and Irwindale, California, respectively. It also owns two trucks for transportation of its products, various equipment for the manufacture of pasta and sauces, five large refrigeration units, and four large freezers for certain raw materials and finished products. Fantastic Foods completed a remodeling of its Irwindale plant in late 1995, increasing its production and storage capacity.

         The Registrant currently subleases its principal offices at 2 Park Plaza, Suite 470, Irvine, California, 92614, from an affiliate, NuVen Advisors, Inc. ("NuVen Advisors," formerly New World Capital), on a month-to-month basis as part of an Advisory and Management Agreement with NuVen Advisors. The
Registrant believes that these facilities and its southern California manufacturing facilities are suitable and adequate for its needs.

                                                         [NM\10-KSB:63096KSB]-45

(b)      Domestic Gaming Facilities

         Prior to April 1995, the Registrant, through BGI, provided video bingo gaming devices to five (5) charitable bingo halls in southern Louisiana. During this time, BGI leased approximately 1,000 square feet of industrial/office space in the New Orleans area from where it supervised the related gaming activities and where it maintained the gaming devices. All of BGI's property, however, was subject to its Chapter 7 bankruptcy proceedings and, as a result, BGI maintained no facilities at June 30, 1996 (discussed in Item 6). At June 30, 1996, the Registrant did not own any domestic gaming real property interests or personal property, nor was its domestic gaming entity subject to lease obligations.

(c)      International Gaming Facilities

         Tunisia

         At June 30, 1996, Cleopatra was a lessee under two casino lease and management operating contracts related to the proposed Cap Gammarth Casino and Hammamet Casino under construction in Tunisia. As of the date of this Report, Cleopatra's activities are still in the development stage and, because construction of the proposed casinos has not yet been completed, the Registrant did not own any real or personal property nor was it subject to any leasehold or other contingent obligations with respect to its investment in Cleopatra, other than being the guarantor on the Cap Gammarth Casino lease and operating agreement.

         Macau

         The Registrant acquired the Gaming Interest, representing a 40% net profits interest in two Macau casinos; the Registrant did not acquire the operations of the casinos or any fixed assets, and accordingly the Registrant does not have any facilities or fixed assets recorded with respect to the two Macau casinos.
The Gaming Interest was sold in August 1996.

(d)      Real Estate Activities

         The Registrant held no real estate operations at June 30, 1996, or as of the date of this Report.

ITEM 3.           LEGAL PROCEEDINGS.

         The Registrant knows of no material pending legal proceedings, other than ordinary routine litigation incidental to the Registrant's business except as follows:

(a)       Casino   Management   of  America,   Inc.  vs.  Mark  Bachik,   Bachik
          Enterprises, Inc. and Bruce West; District Court, Dallas County, Texas; Case No. 94-4479

          In April 1993, FTF Management Company, Inc., a Colorado corporation owned by Frank J. Morelli, II and Frank J. Morelli, III ("FTF") entered into an agreement with Bachik Enterprises, Inc., a Texas corporation ("Bachik") to purchase a 50% interest in the Star Casino, a gaming facility located in Cripple Creek, Colorado. At the time of the Agreement, Mr. Morelli, II and Mr. Morelli, III were current and former officers and directors of the Registrant. Under the agreement, FTF and Bachik orally agreed to form a joint venture to own and operate the Star Casino with each party acquiring a 50% interest in the venture. Subsequent to the agreement, a $400,000 receivable due to the Registrant was allegedly diverted by Mr. Morelli, II and Mr. Morelli, III to agents of Bachik for the purpose of applying the funds to the acquisition of the Star Casino. Concurrently with the diversion of the Registrant's funds, Mr. Morelli, II was identified by local newspaper articles as the owner of the Registrant's interest in the star Casino. Subsequently, based on documentation received by the Registrant, the interest in the Star Casino attributable to the Registrant's funds was held in the name of FTF. The Registrant subsequently assigned its rights to the $400,000 receivable to Casino Management of America, Inc., ("CMA") which is now a subsidiary of NuOasis Gaming but which at the time of the assignment was a subsidiary of the Registrant. On May 9, 1994, Texas counsel for CMA filed suit in Texas against Bachik and other defendants to recover the funds improperly diverted to Bachik. Counsel for Mark Bachik, Bachik Enterprises, Inc., and East Bennett Limited Liability Company has withdrawn from their representation. Texas Counsel for CMA has negotiated a settlement with Bachik. Counsel for CMA and the Registrant and Counsel for Defendant Bruce West have entered into a letter agreement for settlement with Bruce West calling for the deposit of $25,000 into an attorney's escrow until certain conditions are satisfied. A jury trial which was set to commence in October 1996 has been taken off calendar pending receipt of documentation to effect a dismissal of the action.

                                                         [NM\10-KSB:63096KSB]-45

(b) Nona Morelli's II, Inc. and Casino Management of America, Inc. vs. Star Casinos International, Inc., and Cripple Creek Properties, Inc.; Teller County, Colorado District Court; Case No. 94-CV-144

          In a further effort to recover the $400,000 receivable related to the Star Casino, the Registrant and CMA in November 1994 filed a suit in the District Court of Teller County, Colorado against Star Casinos International, Inc. ("Star International") and Cripple Creek Properties, Inc. ("Cripple Creek") seeking imposition of a resulting trust, constructive seal, constructive trust, and an accounting of all money received and expended in connection with a gaming facility known as the Star Casino. The Defendants answered and counterclaimed for slander of title given that the Registrant filed a lis pendens against the real property on which the Star Casino is located in Cripple Creek, Colorado. The Registrant has asserted that the counterclaim for slander of title is substantially frivolous and groundless due to existing Colorado case law. Star International and Cripple Creek have filed a counterclaim naming Richard M. Greene ("Greene") as a third party defendant alleging breach of contract, promissory estoppel and fraud causes of action asserting that Greene received $100,000 from them under an agreement between Greene, FTF and Star International, that the funds would be paid to the Registrant. The funds were never paid to the Registrant, resulting in the Registrant filing suit. After taking the depositions of all of the principal players, everyone has acknowledged that the original $400,000 used to purchase the Star Casino in 1993 came from the Registrant. On May 3, 1996 Star Casinos International, Inc., (the "debtor") filed a bankruptcy petition under chapter 11 of the Bankruptcy Code. The schedules filed with the bankruptcy court do not list the Casino real property as an asset of the bankruptcy estate. Prior to October 9, 1996, the casino real property was held by Cripple Creek, one of the defendants and a subsidiary of the debtor, the stock of which is listed as one of the debtor's assets. In July 1996, the first trust deed holder on the subject real property instituted a quasi-judicial foreclosure proceeding in Teller County, Colorado District Court. A foreclosure sale occurred on October 9, 1996. The bid price by the foreclosing party was $782,320. Since the first trust deed holder foreclosed, the ability of the defendants to establish any damages as a result of the filing of the lis pendens has been substantially impaired. Additionally, under Colorado law subject to redemption rights, the foreclosure sale effectively eliminates all junior liens including the Registrant's lis pendens. A trial date which was set for the week of November 4, 1996 has been vacated and the suit has been indefinitely stayed pending resolution of the bankruptcy case. Another creditor of the debtor unrelated to the Registrant has filed a motion to dismiss the Chapter 11 bankruptcy and that motion is currently pending. The Registrant has filed a Proof of Claim in the Bankruptcy proceeding for the $400,000 plus accrued interest.

(c) Chuck Arnold vs. Nona Morelli's II, Inc., Casino Management of America and MDM Gaming Partners, L.P.; Denver, Colorado District Court; Case No. 95-CV-104

          In January 1995, Charles Arnold ("Arnold"), a consultant to the Registrant's prior management, initiated a lawsuit against the Registrant, CMA and MDM Gaming Partners, L.P. ("MDM"), alleging that the defendants have denied him a 1% equitable interest in MDM, which was allegedly verbally promised to Arnold by Frank J. Morelli, II and Frank J. Morelli, III for alleged professional services rendered to MDM. Arnold is alleging damages in an amount of $90,000 in connection with this claim. The Registrant and the other defendants have filed a third-party complaint against FTF, Theodore E. DeTello, Frank J. Morelli, II and Frank J. Morelli, III, seeking full indemnification from them for any damages to which Arnold may be entitled in accordance with a certain Termination Agreement dated December 17, 1993 between the parties. Counsel for the Morelli's has recently indicated that the Morelli's would be taking the Fifth Amendment against testifying in connection with this lawsuit. Since Arnold may not have witnesses to prove the alleged existence of an oral promise, the likelihood of any recovery against the Registrant, CMA or MDM appears to be remote. Counsel for the parties have stipulated to binding arbitration to be held sometime in 1997.

                                                         [NM\10-KSB:63096KSB]-45

(d) Ruben Kitay et al. vs. Nona Morelli's II, Inc. et al.; United States District Court for the Central District of California; Case No. 95-4375 RMT (SHx)

          On October 10, 1995, a Second Amended Complaint was filed in the U.S. District Court for the Central District of California which named NuOasis Gaming, Fred G. Luke, John D. Desbrow, Kenneth R. O'Neal, O'Neal & White, P.C., a Texas professional corporation, New World Capital, Inc., Rocci Howe, Euro-Belge (NA) N.V., Structure America, Inc., International Banking Corporation Caribbean (IBCC), and the Luke Family Trust as defendants in an alleged shareholder derivative action (the "Derivative Action") filed on behalf of certain shareholders of NuOasis Gaming. The Derivative Action arose from a certain Stock Purchase and Business Combination Agreement, pursuant to which Nona Morelli's II, Inc. acquired voting control of E.N. Phillips Company, Inc. (now NuOasis Gaming, Inc.) and the events surrounding the bankruptcy of Ba-Mak Gaming International, Inc. The Plaintiffs sought damages according to proof, interest, rescission, attorneys' fees and exemplary damages. Outside counsel for NuOasis Gaming in the Derivative Action, and the management of both NuOasis Gaming and Nona believe, among other things, that the Plaintiffs do not have standing to file such litigation, have failed to state a proper claim, and do not qualify as representatives in a shareholder action. In response to NuOasis Gaming's filing a Motion to Dismiss the Derivative Action, the Action was dismissed without prejudice pursuant to stipulation.

(e) Gustavo Farias vs. Nona Morelli's Inc. et al; United States District Court for the Central District of California; Case No. CV-96-2617 RMT
          (SHx)

          A Second Amended Complaint entitled Ruben Kitay et al vs. Nona Morelli's II, Inc., et al; United States District Court for the Central District of California: Case No. 95-4375 RMT(SHx), filed on October 10, 1995, in the U.S. District Court for the Central District of California and subsequently dismissed pursuant to stipulation, was refiled by the Plaintiffs on April 12, 1996, in a complaint entitled Gustavo Farias, et al v. Nona Morelli's II Inc., et al. The new complaint named the Registrant, its officers, the Registrant's accounting firm and other third parties as defendants in an alleged shareholder derivative action (the "Refiled Action") refiled on behalf of certain shareholders of NuOasis Gaming. The Refiled Action alleged securities fraud and RICO violations in connection with a certain Stock Purchase and Business Combination Agreement pursuant to which the Registrant acquired voting control of ENP (now NuOasis Gaming), and the events surrounding the bankruptcy of BGI. The plaintiffs seek damages in an amount not yet ascertained according to proof, interest, rescission, imposition of a constructive trust, diminution of share value for the individual plaintiffs, attorneys' fees and exemplary damages. Outside counsel for the Registrant in the Refiled Action, and the management of both NuOasis Gaming and the Registrant believe among other things, that the action was initiated by Mike Savage, a former consultant of NuOasis Gaming, and persons affiliated with him, as a part of an attempt to take control of NuOasis Gaming; that the Plaintiffs do not have standing to file such litigation; that the Plaintiffs have no competent and credible evidence to support their allegations; that they have failed to state a proper claim; and that they do not qualify as proper representatives in a shareholder action. After the filing of the Registrant's Motion to Dismiss in the original action, the original action was voluntarily dismissed by the Plaintiffs. The Registrant has filed a Motion to Dismiss the Refiled Action. As of the date of this Report, all but three of the Plaintiffs have dropped out of the litigation. In response to the Registrant's Motion to Dismiss, the remaining Plaintiffs have voluntarily dismissed most of the other Defendants and have dismissed the RICO claims. The Registrant's accounting firm and chief financial officer have been dismissed as Defendants. The Motion to Dismiss the remaining claims is currently pending.

                                                         [NM\10-KSB:63096KSB]-45

(f) Louis Siegel vs. Nona Morelli's II, Inc.; Case No. 703222, Superior Court of California for the County of San Diego.

          In June 1993, prior management of the Registrant issued 450,000 pre-reverse split shares of its common stock to Louis Siegel ("Siegel"), allegedly in consideration for food conveyor equipment. However, new management found the apparatus stored in the parking lot at the Pueblo, Colorado plant and discovered that the equipment was nothing more than scrap metal. In September 1994, when Mr. Siegel failed to provide an appraisal for the apparatus after a demand for the same from the Registrant's Chief Executive Officer, the Registrant's Board of Directors canceled the shares, finding that no consideration had been received for the issuance of the shares. In July 1995, Siegel requested reinstatement of the shares. The Registrant refused. No further developments occurred during fiscal year 1996. However, on September 6, 1996, the Registrant was served with a Complaint filed by Siegel against the Registrant in San Diego Superior Court entitled Louis Siegel vs. Nona Morelli's II, Inc. Case No. 703222 seeking compensatory damages in excess of $150,000, interest, punitive damages, costs of suit and attorney's fees. Counsel for the Registrant and Siegel have stipulated to a transfer of the action to the Superior Court for the County of Orange and the Superior Court of Orange County assigned Case No. 772045 to the complaint. The Registrant intends to vigorously defend the Complaint and is in the process of filing a Demurrer and Motion to Strike the Complaint.

(g) Ba-Mak Gaming International Inc., Chapter 11 Bankruptcy, Eastern District of Louisiana, Case No. 94-1366

          On October 28, 1994, Ba-Mak Gaming International, Inc. ("BGI") filed a Chapter 11 Petition with the United States District Court (Bankruptcy Division) for the Eastern District of Louisiana, Bankruptcy Case #94-13661. On April 20, 1995, the Bankruptcy Court granted the motion of the United States Trustee to convert the case to a proceeding under Chapter 7. A Trustee was appointed to liquidate the bankruptcy estate of BGI, and the liquidation of its assets has been occurring since July 1995. The Registrant's remaining obligation in connection with BGI is a claim, in the approximate amount of $47,000, against NuOasis Gaming for legal fees incurred during the bankruptcy if the bankruptcy estate does not pay such legal fees in full. The Trustee in the bankruptcy estate has been ordered to pay such fees. As of the date of this Report, the Trustee has not yet closed the bankruptcy estate; however, due to the claims of other creditors, the Registrant does not expect to recover any amount on the Proof of Claim it has filed for funds lent or advanced to BGI.

(h)      Investigation

          The Securities and Exchange Commission ("SEC") has been conducting an investigation into certain transactions in the Registrant's shares which appear to have occurred under the stewardship of former management. Outside counsel for the Registrant has been informed by the SEC's staff that they do not have any intention of recommending an enforcement action against any of the present management of the Registrant. It is not known whether the Registrant will ever be named in an enforcement action for misconduct engaged in by prior management. The investigation appears to focus on the issuance of shares to consultants in 1992 and 1993 by prior management and the validity of certain Consulting Agreements executed by the Registrant's former President. Present management and the SEC have reviewed the transactions in question and both agree that the Registrant appears to be entitled to the cancellation or return of shares issued by the Registrant to consultants in situations in which the Registrant could not obtain evidence of these consultants rendering consideration to the Registrant. The Registrant has cooperated fully with the SEC in this investigation. After consultation with counsel, present management believes that, ultimately, any action brought by the SEC will not have any material adverse effect on the Registrant's accompanying consolidated financial statements. In the opinion of outside counsel, it is unlikely that any enforcement action would seek monetary consideration from the Registrant, either in the form of disgorgement or penalties.

                                                         [NM\10-KSB:63096KSB]-45

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

                                                         [NM\10-KSB:63096KSB]-45

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

(a)      Market Information

         Through August 16, 1995, the Registrant's common stock was traded on the NASDAQ Small CapSM System under the symbol "NONA." Subsequent to August 16, 1995, the Registrant's shares have been traded on the Electronic Bulletin Board under the Symbol "NONA". The range of high and low "bid" quotations for the Registrant's common stock for the last two fiscal years as reported by NASDAQ or OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                          Bid Price of Common Stock
                                        ------------------------------
          Fiscal 1996                   High                     Low
          ----------------------        -----                    -----
          Quarter ended 06/30/96        $2.28                    $1.03
          Quarter ended 03/31/96        $1.81                    $ .78
          Quarter ended 12/31/95        $2.25                    $ .75
          Quarter ended 09/30/95        $2.78                    $1.46


          Fiscal 1995                   High                      Low
          ----------------------        -----                    -----
          Quarter ended 06/30/95        $2.78                    $ .41
          Quarter ended 03/31/95        $ .81
          Quarter ended 12/31/94        $1.25                    $ .31
          Quarter ended 09/30/94        $3.00                    $ .94

          The total number of shares authorized is 50,000,000. There were no stock splits during fiscal 1995 or 1996.

(b)       Holders

          The approximate number of holders of record of each class of equity securities of the Registrant as of June 30, 1996, was as follows:

            Title of Class              Number of Record Holders
----------------------------            ------------------------
Common Stock, $.01 par value                    2,015

Series D Preferred Stock,
$.01 par value                                    1

          This does not include an unknown number of beneficial holders of the Registrant's common stock whose shares are registered in "street name."

                                                         [NM\10-KSB:63096KSB]-45

(c)       Dividends

          The Registrant has paid no cash dividends with respect to its common stock since its inception. However, during fiscal 1995, the Registrant declared and paid a property dividend of approximately 1.5 million shares of common stock of NuOasis Gaming. No cash or property dividends were paid or declared during fiscal 1996. As of the date of this Report, the Board of Directors of the Registrant have not approved a dividend distribution policy. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)       Significant Events During the Year Ended June 30, 1996.

          Purchase and Subsequent Sale of Peony Garden

          Effective December 31, 1995, the Registrant acquired from Silver Faith Development Limited ("SFDL"), an affiliate of the Registrant and Mr. Ng, an interest in three buildings currently under construction located in a large master planned commercial and residential real estate development located in Beijing, Peoples Republic of China ("PRC") known as The Peony Garden project ("Peony Garden"). The purchase price of the Registrant's interest in Peony Garden was $21 million for which the Registrant issued an 8% Promissory Note in the principal amount of $21 million (the "Peony Garden Note"). The Peony Garden Note was non recourse and fully collateralized by the interest acquired, with the outstanding principal balance convertible into the shares of the Registrant's common stock. In January 1996, the Registrant made a prepayment of principal on the Peony Garden Note in the amount of $9.6 million.

              In April 1996, the Registrant requested a title opinion on Peony Garden in conjunction with NuOasis International's efforts to receive financing on the property. Upon receipt of the title opinion in October 1996, the Registrant learned that under PRC law, real property cannot be transferred until completion of the project. Since the project was not completed at June 30, 1996, and the Peony Garden Note was non recourse other than against the Registrant's interest in Peony Garden, the Registrant has presented its investment in Peony Garden as a beneficial ownership interest in the real estate development.

          Following the close of fiscal 1996, on August 8, 1996, the Registrant entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell the Registrant's entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). The sale closed on October 8, 1996 and, according to unaudited information received from Hartcourt, the Registrant's investment in the Hartcourt stock represents an equity interest of approximately 43%. Concurrent with the closing of the sale of the Registrant's interest in Peony Garden, the Hartcourt Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap"). No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Registrant's basis in Peony Garden represents approximately the amount of interest on the Peony Garden Note that would otherwise have been capitalized during the construction of the Peony Garden project. At June 30, 1996, the beneficial ownership interest in Peony Garden of $9.6 million was reduced to the value of the Registrant's equity in Hartcourt on or about the closing date of approximately $7 million resulting in a $2.6 million write down. The Registrant's ultimate realization of value from the investment in Hartcourt is dependent upon many factors, such as changes in the equity value in Hartcourt, which itself is dependent upon uncertainties surrounding Peony Garden, and upon the Registrant's ability to dispose of its investment at its current basis. The Registrant intends to exchange the Hartcourt equity investment for other equity investments.

                                                         [NM\10-KSB:63096KSB]-45

(b)       Significant Subsequent Events

          Gaming Interest

              On August 5, 1996, NuOasis International, holder of the Gaming Interest, entered into an agreement with Mr. Ng to sell the Gaming Interest for twenty million (20,000,000) shares of the Registrant's common stock issued by the Registrant in the original purchase of the Gaming Interest. On or about September 30, 1996, the subject shares were tendered by Mr. Ng to a third party escrow agent pending the closing of the purchase of replacement properties which NuOasis International is currently negotiating to purchase ("the Replacement Property").

          At June 30, 1996, the Registrant recognized a $6.6 million write down of the book value of the Gaming Interest to bring the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Mr. Ng, which was $.50 a share or $10 million in aggregate. Since the intended purchase of the Replacement Property will be effective later in fiscal 1997, the book value of the escrowed shares has been presented in a position similar to treasury stock as of June 30, 1996 .

         The Registrant earned $2,111,228 and $11,407,317 as gaming revenue generated from the Gaming Interest for the 5-week period from inception on May 25, 1995 to June 30,1995 and fiscal year ended June 30, 1996, respectively. Due to the sale of the Gaming Interest subsequent to the closing of fiscal 1996, these revenues are not expected to recur in future years.

         The gaming revenues for the six months ended June 30, 1996 were classified as Due From Affiliate as of June 30, 1996 in the amount of approximately $3.9 million and were subsequently collected. $3.2 million of the $3.9 million generated from the Gaming Interest was used by the Registrant as full payment of the principal and accrued interest on the $3 million promissory note issued as part of the original purchase of the Gaming Interest on May 25, 1995.

         Peony Garden

         As discussed above, the sale of the Peony Garden interest occurred on August 8, 1996 and closed on October 8, 1996.

         Cleopatra

         Subsequent to the close of fiscal 1996, NuOasis International executed letters of intent and was negotiating definitive agreements to acquire
Replacement Properties related to its international gaming and hospitality activities.

         In July 1996, Cleopatra signed two letters of intent with a company owning a hotel and casino project in Monastir, Tunisia, pursuant to which Cleopatra (or its designee, Cleopatra World), would lease the casino and through NuOasis International manage the hotel (to be re-named "Cleopatra Palace Resort
- Monastir"), and provide Las Vegas casino gaming management for the casino (the "Monastir Casino").

         Also in July 1996, the Registrant entered into negotiations with the owners of a newly built hotel and casino facility in the southern Caribbean area, to form a joint venture between NuOasis International and the owners for the purpose of completing the construction and managing the operations of the subject complex (to be re-named "NuOasis Resort & Casino"). Negotiations are still continuing, but there have been no definitive agreements executed. If present negotiations result in the acquisition of that facility, capital expenditures for remodeling and construction of that facility are estimated to be in excess of $15 million, which neither the Registrant nor any of its subsidiaries have received a commitment for financing at this time.

                                                         [NM\10-KSB:63096KSB]-45

         In September 1996, the Registrant entered into an agreement in principle with a European hotel management company pursuant to which the parties plan to form a joint venture. In exchange for a 50% interest in the new joint venture, the European hotel operator will provide the new joint venture with up to $13.5 million in working capital, and the Registrant, through NuOasis International, will contribute or cause to be transferred its interest in the entities which hold the rights to manage the Le Palace Hotel, the Cap Gammarth Casino, the Hammamet Casino and the Monastir Casino.

         In  October  1996,  the   Registrant  and  Cleopatra   entered  into  a
reorganization agreement with Cleopatra which will result in NuOasis International issuing $13.5 million in secured promissory notes in consideration for 70% of the outstanding stock of three Cleopatra subsidiaries, including Cleopatra Cap Gammarth Casino, Cleopatra Hammamet Casino and Cleopatra Monastir. Additionally, the Registrant and Cleopatra agreed to increase NuOasis International's equity interest in Cleopatra from 28% to 33%.

         Also, in October 1996, NuOasis International entered into negotiations to purchase a controlling interest in the corporate entity which owns the Cap Gammarth Casino real property and improvements. Additionally, following the restructuring agreement with Cleopatra, NuOasis International executed an agreement to purchase a 50% interest in Cleopatra World, Inc., a British Virgin Island corporation ("Cleopatra World"), the lessor of the Le Palace Hotel and the commercial center, residential complex, real estate and improvements surrounding the Cap Gammarth Casino (the "Cap Gammarth Resort").

         National Pools Corporation

         On June 13, 1996, Nona entered into an Option Agreement with Joseph Monterosso, President of National Pools Corporation ("NPC"), an individual previously unrelated to NuOasis Gaming or Nona, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of NuOasis Gaming owned by Nona at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 110,000 shares.

         The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of NuOasis Gaming by at least twenty million (20,000,000) shares. The option is assignable and shall expire 90 days after the next Annual Meeting of Shareholders of NuOasis Gaming.

         On November 21, 1996, NuOasis Gaming's board of directors approved the acquisition of NPC. The acquisition is expected to be financed by the issuance of securities of NuOasis Gaming, however, a definitive agreement has not been signed. Moreover, the acquisition is contingent upon the occurrence of certain events including but not limited to: (a) NPC shareholder approval; (b) exercise of that certain option agreement between Monterosso and Nona; (c) Monterosso securing financing that would allow the exercise of the option by Monterosso and/or one or more qualified private investors; (d) reaching an agreement to sell CMA; and (e) shareholder approval of a proposal to increase the number of authorized shares of common stock of NuOasis Gaming by at least 20,000,000 shares. There are no assurances that such transaction will occur and, because of on-going negotiations and uncertainties surrounding the realization of such transaction, NuOasis Gaming cannot determine the ultimate effect on NuOasis Gaming's financial position at this time.

(c)      Going Concern

          The Registrant has experienced recurring net losses, has limited liquid resources, negative working capital and one of its operating subsidiaries was liquidated during fiscal year 1995. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis Gaming, new operating opportunities. In the interim, the Registrant intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Registrant's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Registrant may need to utilize its common stock for future financial support to finance its needs during fiscal year 1997. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Registrant will continue as a going concern.

                                                         [NM\10-KSB:63096KSB]-45

(d)       Liquidity and Capital Resources

         A comparison of working capital, cash and cash equivalents and current ratios for the past two fiscal years are reflected in the following table:

                                                     June 30,
                                   --------------------------------------------
                                          1996                     1995
                                   ------------------       -------------------
Working Capital (Deficit)          $      (1,923,964)       $        (830,069)
Cash and Cash Equivalents          $          50,436        $         628,870
Current Ratio                                    .68                       .8

         The most significant effects on working capital and its components during fiscal 1996 were (i) earned revenue of approximately $11.4 million from the Gaming Interest; (ii) the pre-payment of $9.6 million in principal on the Registrant's note issued to acquire the interest in Peony Garden; (iii) an increase in current liabilities of approximately $2 million; and; (iv) a decrease in cash of $578,434.

         The Registrant's current plan for growth is to increase its working capital by converting the shares of Hartcourt received from the sale of Peony Garden into additional equity investments and, in turn, use these additional equity investments along with external debt and equity financing, if any can be arranged, to finance the activities of its subsidiaries, and for future acquisitions in its three business segments. Additionally, the Registrant anticipates receiving a distribution of net operating revenues from the Cleopatra casinos, which at the present time, subject to obtaining financing, are scheduled to be completed during the next calendar year. However, there are no assurances that the subject casinos will open during the next calendar year since the financing required by Cleopatra to complete and open its properties has not yet been committed. As of the date of this Report, the Registrant's sole operations are derived from its food manufacturing subsidiary and, therefore, there is considerable risk that the Registrant will not have adequate working capital to sustain its current status, and that the Registrant or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects during the next calendar year, in which case the Registrant or its subsidiaries may be forced to sell the projects or contribute them to a third party on terms which would preclude the Registrant from realizing significant future benefit, or any benefit at all from the projects. The Registrant may need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries, and to continue to sustain itself.

(e)      Capital Expenditures

         General

         The Registrant has no commitments for material capital expenditures, however, to date neither the Registrant nor its subsidiaries have been able to secure adequate third party financing commitments to complete its various projects.

         Capital Requirements of Cleopatra

          At June 30, 1996, Cleopatra has approximately $3,500,000 deposited with the builders of the Cap Gammarth Casino and the Hammamet Casino. Cleopatra has approximately $2,000,000 remaining to be paid, as security deposits and advance rent, before it can take possession of the two casinos (see Note 12 of the footnotes to the accompanying financial statements included herein at Item
7). Construction on the Cap Gammarth Casino and Hammamet Casino is near completion. In addition, Cleopatra estimates remaining expenditures and working capital requirements, including security deposits and advance rental payments, related to equipping and opening the two casinos to be approximately $15 million in aggregate.

                                                         [NM\10-KSB:63096KSB]-45

         To finance the expected $15 million in remaining expenditures on the Cap Gammarth Casino and the Hammamet Casino, the Registrant is negotiating a joint venture between NuOasis International and a European hotel management company whereby the European hotel management company will contribute up to $13.5 million in exchange for a 50% interest in the joint venture (see Note 13 of the footnotes to the accompanying financial statements included herein at
Item 7). Alternatively, subject to providing satisfactory collateral, the Registrant has arranged for a credit facility with Banque Francaise de L'Orient (the "Bank") which Cleopatra may utilize to borrow up to $25 million.

         Through June 30, 1996 the Registrant and its subsidiaries have, with few exceptions, financed all operations with internally generated funds and the Registrant's common stock. Third party debt and equity financing has been pursued, both domestically and internationally, without success. And, while the Registrant and its subsidiaries have been able to meet their financial commitments through the close of fiscal 1996, if for any reason, the proposed joint venture is not formed, or if Cleopatra is unable to borrow from the Bank, or if Cleopatra or NuOasis International are unable to otherwise meet their commitments under the various agreements to provide the furniture, fixtures, equipment and working capital for the proposed casinos once construction is completed, the Registrant may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of their respective interest, or lose their respective rights to the projects and properties entirely.

(f)      Cash Flows

         Cash provided by operating activities was $8,861,699 for the year ended June 30, 1996 as compared to $560,435 in cash used by operating activities for the comparable period last year. The increase is primarily attributable to the receipt of $9.6 million generated from the Gaming Interest. Although revenues were accrued, there was no receipt of cash flow from the Gaming Interest during the same period last year.

         Cash used in investing activities was $9,666,393 as compared to $114,791 in cash provided by investing activities for the comparable period last year. The increase is primarily attributable to the $9.6 million principal payment made to acquire the Registrant's beneficial ownership interest in Peony Garden as discussed above.

         Cash provided by financing activities was $226,260 for the year ended June 30, 1996 as compared to $122,177 in cash used by financing activities for the comparable period last year. The increase is primarily attributable to a $350,000 loan obtained by Fantastic Foods for the repayment of existing debt, improvement of plant and equipment and for general working capital purposes.

(g)      Results of Operations

         Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

         The Registrant's total food sales for the year ended June 30, 1996 were $1,251,174 as compared to $1,555,119, for the year ended June 30, 1995, resulting in a decrease of $303,945 or 20%. The decrease is primarily attributable to a combination of a $633,026 decrease in co-packing sales and a $345,217 increase in fresh pasta sales.

          The Registrant's total cost of food sales for the year ended June 30, 1996 were $838,453 as compared to $938,848 for the year ended June 30, 1995, resulting in a decrease of $100,395 or 11%, which is primarily attributable to the lower food sales discussed above. Additionally, continued efforts to increase operating efficiencies have not compensated for the higher absorption of overhead on lower sales, and the Registrant's continued change in emphasis from the sale of its own brand label products to sales through private labeling arrangements has not yet had a positive effect on gross profit margin resulting in a decrease in gross profit margin to 33% for the year ended June 30, 1996 from 40% for the year ended June 30, 1995.

                                                         [NM\10-KSB:63096KSB]-45

         The Registrant's total gaming revenues for the year ended June 30, 1996 were $11,407,317 as compared to $3,292,273 for the year ended June 30, 1995, resulting in an increase of $8,115,044 or 247%. The increase is primarily attributable to the timing of the acquisition of the Gaming Interest, which contributed a full year of revenue as compared to last fiscal year which included revenues from inception on May 25, 1995, through June 30, 1995. Since the Gaming Interest was sold after year end, these revenues will not exist in the future.

         Since March 31, 1994, the Registrant has reported, on a consolidated basis, the revenues and net assets of NuOasis Gaming. The Registrant's cost of gaming revenue was $887,472 for the year ended June 30, 1995, as compared to $0 for the year ended June 30, 1996. Since cost of gaming revenue of $887,472 was solely from the operations of BGI, the decrease is attributable to the cessation of BGI's operations in April 1995 due to BGI's Chapter 7 bankruptcy proceedings.

         The Gaming Interest acquired in May 1995 was an acquisition of a forty percent (40%) net operating profits interest in the operations of two Macau casinos and, accordingly, had no effect on the total cost of gaming revenue. Amortization expense of $4,268,544 contributed to the increase in the total depreciation and amortization expense of $4,989,064 during fiscal 1996.

         The Registrant's total legal and professional fees and general and administrative expenses were $3,475,422 for fiscal 1996, as compared to $3,432,530 for fiscal 1995, resulting in an increase of $42,892 or 1%. The increase is primarily attributable to the combination of a $380,000 increase in the Registrant's legal and professional fees and a $337,000 decrease in the Registrant's general and administrative expenses during fiscal 1996 from fiscal 1995.

         The Registrant incurred a one time expense in connection with the sale of the Gaming Interest on August 8, 1996. As discussed above, because the sale of the Gaming Interest was structured to be effective on July 1, 1996, the Registrant recognized a write down of approximately $6.6 million to bring down the book value of the Gaming Interest to the basis of the stock originally issued to Mr. Ng Man Sun which was $.50 per share or $10 million in aggregate.

         The Registrant incurred a one time valuation expense in connection with the sale of Peony Garden discussed above. Since the value of the Registrant's equity in Hartcourt on or about the closing date was approximately $7 million, which is lower than the Registrant's net investment in the Peony Garden interest of $9.6 million, the Registrant recognized a write down for the difference in the amount of approximately $2.6 million.

         During fiscal 1996, the Registrant remodeled and improved its food processing equipment in its California locations and leased its Colorado facility held for sale. In connection therewith, the Company re-evaluated the use and value of its older equipment and wrote off certain impaired equipment with a net book value of approximately $1 million which is included in Other Valuation Expense.

         During fiscal year 1996, the Registrant incurred expenses on behalf of Cleopatra amounting to $955,439 which is included as a stockholders' receivable at June 30, 1996, net of an allowance for possible loss of $766,180 which is included in Other Valuation Expense.

          The Registrant's total operating loss for fiscal 1996 was $7,475,285 as compared to an operating loss of $872,733 for fiscal 1995, resulting in an operating loss increase of $6,602,552. The increase is attributable to the one time valuation expenses of approximately $ 6.6 million,$2.6 million, $1 million, and $766,180 as discussed above. Comparatively, there were no such valuation expenses in fiscal 1995.

                                                         [NM\10-KSB:63096KSB]-45

         The Registrant recorded an income tax provision of $997,932 for fiscal year 1996 and an income tax benefit of $615,436 for fiscal year 1995. For the year ended June 30, 1996 and 1995, the Company's effective federal and state income tax rate applied to book taxable income (loss) differs from the statutory rate primarily from the effect of foreign controlled corporation losses for which no deferred tax was recognized, the change in valuation allowance to offset deferred tax benefits, utilization of net operating loss carry forwards and impact of state taxes net of federal effect. The Company utilized $989,356 and $192,353 in net operating losses to offset federal and state taxable income for the years ended June 30, 1996 and 1995, respectively.

         The deferred taxes result from temporary differences relating to the difference in the basis of assets and liabilities for financial and tax reporting purposes. The temporary differences relate mainly to the difference in basis of the Gaming Interest, accounts receivable and the recognition of the benefit of prior year losses carried forward.

         As a result of changes in stock ownership which occurred in 1993 and 1995, the Registrant's use of its net operating loss carry forwards may be limited by Section 382 of the Internal Revenue Code until such net operating loss carry forwards expire. The Registrant intends to obtain independent third party valuation of its stock for purposes of the calculation required by Section 382 in order to determine whether such net operating loss carry forwards may be limited. As of the date of this Report, the Registrant has not received such independent valuation and accordingly has accrued its income tax provision in consideration of Section 382.

         Deferred tax assets have been computed using the maximum expiration terms of 13 and 5 years (or total net operating losses available of approximately $11.9 million and $7.8 million) for federal and state tax purposes, respectively. Net operating losses expire from the years 2004 through 2009.

         A valuation allowance was recorded at June 30, 1996 to offset benefits of net operating losses in excess of any potential federal loss carry back. The change in the valuation allowance in fiscal 1996 is due to the sale of cash flow producing assets.

         No provision was made or benefits recognized in 1996 for U.S. income taxes on the undistributed earnings/losses of the foreign subsidiary as it is the Registrant's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate earnings only when tax effective to do so. The foreign subsidiary had an accumulated deficit at June 30, 1996 which would have resulted in an unrecognized temporary difference for an NOL carryforward of approximately $9.6 million with a related unrecognized deferred tax benefit of approximately $3.3 million.

(h)      Recent Accounting Developments

         In March 1995, the Financial Accounting Standards Board ("FASB") adopted Statement No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" which requires entities to review long lived assets impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides guidance as to measurement of the carrying value of assets to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995. The Registrant has not determined the effect the adoption of the statement will have, but does not believe its implementation will have a material effect on its financial position.

         In October 1995, the FASB adopted Statement No.123, "Accounting for Stock-Based Compensation." This Statement encourages entities to adopt a fair value method of accounting for stock- based compensation plans including stock options and warrants issued to employees. For entities which do not adopt this method, the Statement requires disclosure of the effect that the fair-value method would have on net income and earnings per share. The Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Registrant has not determined the effect of this Statement nor has it decided when it will adopt the provisions of this Statement.

ITEM 7. FINANCIAL STATEMENTS.

         The required financial statements are filed as a part of this Annual Report on Form 10-KSB commencing on page F-1 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.

         A Current Report on Form 8-K dated August 18, 1995 was filed on August 24, 1995, reporting under Item 4 a change of accountants on August 18, 1995 from BDO Seidman, LLP to Raimondo, Pettit & Glassman. There were no disagreements between the Registrant and its former auditors regarding accounting and financial disclosure.

                                                         [NM\10-KSB:63096KSB]-45

                                    PART III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)      Identification of Directors and Executive Officers.

         The Registrant, pursuant to its bylaws is authorized to maintain a five
(5) member Board of Directors, and executive officers as needed. The directors and officers for fiscal 1996 were as follows:



                           Position
Name                       Held with the Registrant                  Age      Dates of Service
-------------------        ----------------------------------        ---      ----------------------------------

Fred G. Luke               Chairman of the Board and Chief           49       June 14, 1993 to Present
                           Executive Officer
John D. Desbrow            Director                                  41       December 20, 1993 to May 29, 1996
                           Secretary                                          December 20, 1993 to Present
Jonathan L. Small          Director                                  44       March 17, 1994 to January 22, 1996
Kenneth R. O'Neal          Director, Chief Financial Officer         51       August 24, 1994 to July 15, 1995
Carol Chen                 Director                                  43       January 22, 1996 to October 29,
                                                                              1996
Liu Mei Huan Chen          Director                                  32       October 9, 1995 to Present
Cheng Tai Chee             Director                                  62       October 9, 1995 to Present
Steven H.  Dong            Chief Financial Officer                   30       July 16, 1995 to Present


         All directors of the Registrant hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The officers of the Registrant are elected by the Board of Directors at its first meeting after each annual meeting of the Registrant's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

         The Registrant, pursuant to resolutions adopted by its Board of Directors on December 15, 1993, maintains a five-member Advisory Board. At June 30, 1996, the following individuals served on the Advisory Board:

                    Position
Name                Held with the Registrant      Age  Dates of Service
-----------------   ------------------------      ---  -----------------------
Fred Graves Luke    Member of Advisory Board      74   October 1993 to Present
Clifford A. Jones   Member of Advisory Board      84   October 1993 to Present
Kenneth Scholl      Member of Advisory Board      52   October 1993 to Present
Louis Weiner        Member of Advisory Board      81   October 1993 to Present
Royce Warren        Member of Advisory Board      57   October 1993 to Present

                                                         [NM\10-KSB:63096KSB]-45

(b)      Business Experience

         The following is a brief account of the business experience during the past five years of each director, director nominee and executive officer of the Registrant, and the members of its Advisory Board, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

         Fred G. Luke. Mr. Fred G. Luke has been a Director of the Registrant since June 1993, and Chairman and Chief Executive Officer since July 22, 1993. Mr. Luke has more than twenty-six years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Registrant, Mr. Luke currently serves as Chairman and President of NuOasis Gaming, as well as Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), President and Director of The Toen Group, Inc. ("Toen"), President and Director of Hart Industries, Inc. ("Hart"), Chairman and President of Diversified Land & Exploration Company ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994 Mr. Luke served as the President and Director of BNR. BNR is presently inactive. Hart and DL&E were formerly in the environmental services and natural gas processing business, respectively. Both Hart and Toen are public companies which were formerly traded on NASDAQ or the OTC Bulletin Board. Neither Hart nor Toen has ongoing operations. NuVen Advisors provides managerial, acquisition, and administrative services to public and private companies including Nona, NuOasis Gaming, Hart, Toen, and DL&E. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of both Nona and NuOasis Gaming. NuVen Advisors is a stockholder of Hart, DL&E and Nona, and provides management, general and administrative services, and merger and acquisition services to Hart, DL&E, NuOasis Gaming and Nona pursuant to independent Advisory and Management Agreements. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

          John D. Desbrow. Mr. John D. Desbrow, as an independent consultant, has been a Director and Secretary of the Registrant since December 20, 1993. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Registrant Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his Master of Business Taxation degree from the University of Southern California Graduate School of Accounting in 1982. Mr. Desbrow has served as a Director and Secretary of Hart Industries, Inc. since July 1993, as the Secretary of NuOasis Gaming since April 1994 and as a Director of Toen since Septmeber 1994. Mr. Desbrow resigned as a Director of the Registrant in May 1996.

          Carol Chen. Ms. Carol Chen has served as a Director of the Registrant since January 22, 1996. From 1991 to the present, Ms. Chen has been active as a real estate agent for Park Georgia Realty Limited where she specialized in industrial warehouses and commercial land projects. From 1990 to 1991, Ms. Chen served as a licensed real estate agent for Century 21 Prudential Estates where her focus was the residential real estate market in British Columbia, Canada. Ms. Chen resigned as a Director of the Registrant on October 29, 1996.

                                                         [NM\10-KSB:63096KSB]-45

          Liu Mei Huan Chen. Ms. Chen has served as a Director of the Registrant since October 9th, 1995. From 1992 to the present, Ms. Chen has been serving as an Executive Director of Silver Faith Holding (Macau) Ltd. and certain of its subsidiaries, where she acts as corporate liaison to the central and certain provincial governments of The Peoples Republic of China. Ms. Chen also serves as a Director of Silver Faith (Hong Kong) Holdings Limited. Both companies are subsidiaries of Silver Faith Holdings Limited, and both are involved in the manufacturing and distribution of cigarettes in China, Hong Kong and Macau. From 1988 to 1992, Ms. Chen operated a Mitsubishi car dealership in Canton Province and was an authorized fuel oil broker for Mainland China. From 1981 to 1988, Ms. Chen lived in New York where she operated an import/export clothing business and served as an advisor to Mainland Chinese companies regarding international hotel projects.

         Cheng Tai Chee. Mr. Chee has served as a Director of the Registrant since October 9, 1995. From 1970 through 1984, Mr. Chee was a champion horse jockey and trainer for the Royal Hong Kong Jockey Club. After he retired from the Royal Hong Kong Jockey Club in 1984, he joined Dragon Sight International Amusement (Macau) Company as Marketing Coordinator for the promotion of the junket group from Southeast Asia. In 1992, he joined the Silver Faith Holdings group of companies of Silver Faith Holdings Ltd., where he presently serves as Project Coordinator for the Peony Gardens real estate development in Beijing, Mainland China.

          Jonathan L. Small. Mr. Jonathan L. Small, as an independent consultant, has been a Director of the Registrant from March 17, 1994, through January 22, 1996, at which date he resigned. Mr. Small is currently a member in good standing of the State Bar of California and has been since 1980. Mr. Small is in the private practice of law. Mr. Small's law practice consists of the regulation, due diligence, planning tax opinions for private placement offerings in oil and gas, real estate, banking, alternative energy, investment and venture capital programs; financial business and individual planning; civil litigation and general business matters. Prior to forming his private law practice, Mr. Small was a tax accountant with Arthur Young & Company in 1981 and 1982. Mr. Small served as Director, General Counsel and Assistant Secretary of Basic Natural Resources, Inc. from June 1992 to September 1994. Mr. Small has served as Secretary and General Counsel for Diversified Land and Exploration since March 1988.

          Steven H. Dong. Mr. Dong, a Certified Public Accountant, and as an independent consultant, has served as Chief Financial Officer of the Registrant since July 16, 1995. Mr. Dong replaced Kenneth R. O'Neal, who resigned as the Registrant's Chief Financial Officer and as a Director effective July 15, 1995. Prior to joining the Registrant, Mr. Dong worked with the international accounting firm of Coopers & Lybrand since 1988. As an Assurance Manager with Coopers & Lybrand, Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. In addition to his position with the Registrant, Mr. Dong currently serves as Chief Financial Officer of NuOasis Gaming, Toen and Hart. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988. Mr. Dong is currently a member in good standing with the California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

          Fred Graves Luke. Mr. Fred Graves Luke, served as a Director and Secretary of the Registrant from June 14, 1993 to November 30, 1993. Prior to his association with the Registrant, Mr. Luke served as Chief Executive Officer of three private firms operating oil and gas properties from 1954 until his retirement in 1985. Mr. Luke also serves as Vice President of International Sales and as a Director of Fantastic Foods. He received his B.A. and LLB Degrees from the University of Arizona and was admitted to the bar in the State of Arizona in 1950. Mr. Luke served in the U.S. Army Air Corp. in World War II as a pilot and served in the U.S. Air Force as a legal officer during the Korean War.

          Clifford A. Jones. Mr. Clifford A. Jones has been involved in the gaming and resort hotel industry since 1941. Mr. Jones established the first American-style casino in several foreign countries and is known as a global pioneer of the gaming industry. Mr. Jones served as Lieutenant Governor of the state of Nevada for two terms and founded the law firm of Jones, Jones, Close & Brown in Las Vegas in 1938. Mr. Jones owns 10% of Cleopatra, one of the Registrant's equity investments.

                                                         [NM\10-KSB:63096KSB]-45

          Kenneth Scholl. Mr. Kenneth Scholl is a consultant to the gaming, hotel and distribution business. Mr. Scholl has developed, owned and operated a hotel management company.

          Louis Weiner. Mr. Louis Weiner is a nationally recognized attorney emphasizing in gaming operations.

          Royce Warren. Mr. Royce Warren is Director of Operations of the Indian Springs Casino in Indian Springs, Nevada. Mr. Warren has more than 25 years experience in gaming personnel recruitment.

(c)      Identification of Certain Significant Employees and Consultants.

         In connection with the acquisition of Italfin and Pasta Fresca in fiscal 1993, Fantastic Foods entered into an Employment Agreement with Giancarlo Pino for his services as a Vice President of Fantastic Foods which was renewed during fiscal 1996. He is responsible for the day to day operations of the two food product manufacturing plants in Southern California.

          During fiscal 1996, Jon L. Lawver, through J. L. Lawver Corp. ("Lawver Corp."), renewed his Consulting Agreement with the Registrant to serve as President of Fantastic Foods. Mr. Lawver has been President of Fantastic Foods since June, 1993. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted companies by locating financing for expansion requirements and was employed with Bank of America from 1961 to 1970, ending his employment as Vice President. Since 1970, Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988, Mr. Lawver has also served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver has also served as an officer of both Toen and Hart.

         Albert Rapuano entered into a Consulting Agreement with the Registrant to serve as President of NuOasis International. Mr. Rapuano has over 30 years experience in all aspects of hotel and casino management. Since, 1993, Mr Rapuano has been a partner and principle at EOR Weller Advertising and Marketing, a full-service advertising and marketing company specializing in the gaming industry. Prior to his work with EOR Weller, Mr. Rapuano served as President and Chief Operating Officer of the 2,174 room Riviera Hotel and Casino in Las Vegas. Mr. Rapuano successfully guided the Riviera through and out of bankruptcy within fifteen months. From 1982 to 1987, Mr. Rapuano served as Executive Vice President of the MGM Grand Hotel in Las Vegas, which was acquired by Bally Manufacturing Company in April 1986 and became Bally's Casino Resort. This 2,832 room casino hotel facility employed over 4,000 people and achieved gross annual revenues of $276 million with an annual operating income of $56 million.

(d)      Family Relationships

         Fred Graves Luke is the father of Fred G. Luke, Chief Executive Officer of the Registrant. At June 30, 1996, Fred Graves Luke served as the chairperson of the Registrant's Advisory Board; and Vice President of International Sales and a Director of Fantastic Foods. Fred Graves Luke holds 10% of the equity interest in Cleopatra. Giancarlo Pino, who serves as Vice President of Manufacturing and a Director of Fantastic Foods is the husband of Daniela Grechi, who serves as Corporate Secretary of Fantastic Foods.

(e)      Involvement in Certain Legal Proceedings.

During the past five years, no director or officer of the Registrant has:

(1) Filed or has filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings; except, however, that Fred G. Luke was Secretary of Diversified Production Services, Inc., an Oklahoma corporation ("DPS") which filed a Voluntary Petition under Chapter 11 of the U.S. Bankruptcy Code in 1991. DPS was discharged from its bankruptcy proceedings in May 10, 1994 following the affirmative vote on its Plan of Reorganization.

                                                         [NM\10-KSB:63096KSB]-45

(2) Been convicted in a criminal proceeding; except however, during fiscal year 1995, Kenneth R. O'Neal, formerly a Director and Chief Financial Officer of the Registrant, was the subject of a lawsuit filed in United States District Court, Middle District of Florida, Orlando Division, Case No. 95-73-C-Orl-22, wherein the United States Attorney charged Mr. O'Neal with securities fraud in violation of Rule 10b- 5(17C.F.R._240.10b-5) in connection with an audit of a company unrelated to the Registrant performed by O'Neal & White, P.C. in 1991 while Mr. O'Neal was a partner of O'Neal & White, P.C. In April 1995, Mr. O'Neal pleaded guilty. In July 1995, Mr. O'Neal resigned as an Officer and Director of the Registrant.

(3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.

(4) Been found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission ("FTC") to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

(f)      Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Registrant's directors and officers and persons who own more than 10 percent of the Registrant's equity securities, to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports filed.

         Based solely on its review of the copies of the reports it received from persons required to file, the Registrant believes that during the period from June 30, 1995 through June 30, 1996, all filing re quirements applicable to its officers, directors and greater than ten-percent shareholders were complied with except the following instances:

          Kenneth R. O'Neal failed to file Form 3 to report his acceptance of the office of Chief Financial Officer and as a director in August 1994. Mr. O'Neal further failed to file Form 4 reporting his acquisition and subsequent sale of 170,000 shares of the Registrant's common stock. Mr. O'Neal resigned in July 1995 as an officer and director of the Registrant.

         Kenneth R.  O'Neal  failed to furnish  the  Registrant  with any Form 4
filings  reporting  the  termination  of  reporting   requirements  due  to  his
resignation in July 1995 as an Officer and Director of the Registrant.

         In January 1996, Mr. Ng Man Sun, the beneficial owner of 13,000,000 shares owned of record by Dragon Star Securities Ltd., Sharp Profit Investment Limited, Sunning Star Enterprises Ltd., and Up- field Investment Ltd., filed a late Form 3 for the month of July 1995 reporting the acquisition of 29.13% of the Registrant's common stock.

          In March 1996, Jonathan L. Small filed a late Form 4 for the months of December 1995 and January 1996. In September 1995 Mr. Small filed a late Form 4 for the month of June 1995.

          In May 1996, J. L. Lawver Corp., which is owned by Jon L. Lawver, President of Fantastic Foods, filed a late Form 4 for the months of July through October 1995, December 1995, February 1996 and March 1996. In May 1996, J. L. Lawver Corp. filed two Form 5s for the fiscal years ended June 30, 1994 and June 30, 1995, respectively.

         In April 1996, Fred G. Luke filed a late Form 5 reporting his acquisition in September 1995 of an option to purchase 1,000,000 shares of the Registrant's common stock.

                                                         [NM\10-KSB:63096KSB]-45

         In February 1996, Liu Mei Huan Chen filed a late Form 3 for the month of October 1995 related to becoming a director of the Registrant.

         In February 1996, Cheng Tai Chee filed a late Form 3 for the month of October 1995 related to becoming a director of the Registrant.

ITEM 10.        EXECUTIVE COMPENSATION.

(a)      Summary Compensation Table

         The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's Chief Executive Officer and four most highly compensated executive officers other than the Chief Executive Officer.


Name and Principal         Fiscal  Salary    Other Annual        Options
Position                   Year    ($)       Compensation($)     Granted (#) (3)
------------------         ----    -------   ---------------     ---------------

Fred G. Luke  (1) (2)      1996    174,000        130,000                   N/A
 Chief Executive           1995    192,000            N/A             1,000,000
 Officer (7-93 to          1994     22,500            N/A                   N/A
 Present)

John D. Desbrow  (1)       1996    206,250            N/A                50,000
 Secretary (12-93 to       1995    189,500            N/A                50,000
 Present)                  1994     84,000            N/A                   N/A

Steven H.  Dong  (1)       1996    165,000            N/A               100,000
Chief Financial Officer    1995        N/A            N/A                   N/A
(7-95 to Present)          1994        N/A            N/A                   N/A

Jon L.  Lawver             1996    100,000            N/A                50,000
President of               1995    100,000            N/A                50,000
Fantastic Foods            1994    100,000            N/A                   N/A

Albert Rapuano             1996    115,000            N/A               500,000
President of               1995        N/A            N/A                   N/A
NuOasis International      1994        N/A            N/A                   N/A

(1) Salary dollar values include both Nona and NuOasis Gaming combined base salary (cash and non-cash) earned.

(2) Other Annual Compensation of $130,000 includes $84,000 of value realized on the exercise of 400,000 Nona options, and $21,000 and $25,000 amounting to the excess of reimbursable expenses pursuant to Mr. Luke's employment agreements with Nona and NuOasis Gaming, respectively.

(3) During the period covered by the Table, the Registrant did not make any award of restricted stock, including share units. The number of options granted are the sum of the number of shares of Common Stock to be received upon the exercise of all stock options granted. Except for stock option plans, the Registrant does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

                                                         [NM\10-KSB:63096KSB]-45

b)       Stock Options - Nona Morelli's II, Inc.

         The following table sets forth in summary form the aggregate options granted during fiscal year 1996 to Nona's Chief Executive Officer and four most highly compensated executive officers other than the Chief Executive Officer.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                                             Percent of
                                             Total          Exercise
                                             Options/SAR's  or Base
                              Options/SAR's  Granted to     Price     Expiration
          Name                Granted (#)    Employees      ($/Sh)    Date
--------------------------    -------------  -------------  -------   ----------
Steven H.  Dong, CFO          100,000        14%            $  1.53   12/31/99

John D. Desbrow, Secretary    50,000         7%             $  1.53   12/31/99

Jon L. Lawver, President      50,000         7%             $  1.53   12/31/99
(Fantastic Foods)

Albert Rapuano, President     500,000        72%            $   .91   12/31/99
(NuOasis Intl.)

         The following table sets forth in summary form the aggregate options exercised during fiscal year 1996, and the June 30, 1996 value of unexercised options for The Registrant's Chief Executive Officer and four most highly compensated executive officers other than the Chief Executive Officer.



                                                                                                    Value of Unexercised
                                                                      Number of Unexercised         In-the-Money
                                                                      Option/SAR's at Fiscal        Options/SAR's at Fiscal
                                                                      Year-End (#)                  Year-End ($)
                              Shares
                              Acquired on         Value               Exercisable/                  Exercisable/
            Name              Exercise (#)        Realized ($)        Unexercisable                 Unexercisable
----------------------------  ------------------  ------------        ----------------------        ----------------------

Fred G. Luke, Chief
Executive Officer  and        400,000             $524,000            600,000  Exercisable          -    Exercisable
Director

NuVen Advisors, Inc. (1)      _                   _                   100,000  Exercisable          -    Exercisable
Steven H. Dong, CFO           _                   _                   100,000  Exercisable          -    Exercisable
John D.  Desbrow,             _                   _                   100,000  Exercisable          -    Exercisable
Secretary

Jon L. Lawver,
President of Fantastic        _                   _                   100,000  Exercisable          -    Exercisable
Foods

Albert Rapuano,
President of NuOasis
International                 _                   _                   500,000  Exercisable          $140,000  Exercisable


(1) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

                                                         [NM\10-KSB:63096KSB]-45

(c)      Stock Options - NuOasis Gaming, Inc.

            The following table sets forth in summary form the aggregate options granted during fiscal year 1996 to NuOasis Gaming's President and four most highly compensated executive officers other than the President.


                              Number of           Percent of Total
                              Shares              Options/
                              Under               SAR's Granted       Exercise or
                              Options/SAR's       to employees        Base Price     Expiration
Name                          Granted             in Fiscal Years     ($/Sh)         Date
-----------------------       -------------       ---------------     -----------    ----------

Fred G. Luke, President
 and Director                 3,000,000(1)        84%                 $.12           7/00
Steven H. Dong, CFO           275,000             8%                  $.12           7/00
John D.  Desbrow              275,000             8%                  $.12           7/00


         The following table sets forth in summary form the aggregate options exercised during fiscal year 1996, and the June 30, 1996 value of unexercised options for NuOasis Gaming's President and four most highly compensated executive officers other than the President.


                                                                                                         Value of Unexercised
                                                                         Number of Unexercised           In-the-Money
                                                                        Option/SAR's at Fiscal           Options/SAR's at Fiscal
                                                                             Year-End (#)                Year-End ($)
                                    Shares
                                  Acquired on          Value                 Exercisable/                Exercisable/
            Name                  Exercise (#)    Realized ($)               Unexercisable               Unexercisable
----------------------------  ------------------  ------------    -----------------------------------    -------------------------

Fred G. Luke, President                                             481,176  Exercisable                 $  173,205 Exercisable
and Director (1)              868,824             $ 104,258       1,650,000  Unexercisable               $  594,000 Unexercisable
NuVen Advisors, Inc. (2)            _                     _       2,000,000  Exercisable                 $  760,000 Exercisable
Steven H. Dong, CFO                 _                     _         275,000  Exercisable                 $  99,000 Exercisable
John D.  Desbrow,                   _                     _         275,000  Exercisable                 $  99,000 Exercisable
Secretary


(1) Options vest at a rate of 50,000 per month over a five year term ending March 31, 1999.

(2) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(d)      Long-Term Incentive Plans

         Not applicable.

(e)      Compensation of Directors

          The Registrant has no standard arrangement for the compensation of directors or their committee participation or special assignments. The Registrant has established an Advisory Board to assist the Board of Directors. Members of the Advisory Board are typically compensated at the approximate rate of $1,000 per month. During fiscal 1996, Jonathan L. Small was paid approximately $12,000 for his services as a Director. During fiscal 1996, John
D. Desbrow was paid approximately $11,000, for the eleven month period from July 1995 to May 1996 for his services rendered as a Director. No compensation was paid to other Directors during fiscal 1996.

                                                         [NM\10-KSB:63096KSB]-45

(f)      Contracts With Named Executive Officers

         In September 1994, the Registrant entered into an Employment Agreement with Fred G. Luke, the Registrant's Chairman and Chief Executive Officer. Mr. Luke has been serving as the Registrant's Chairman and CEO since approximately July 1993. From July 1993 through June 30, 1994, Mr. Luke received no compensation for his services as CEO but did receive $9,000 for his services as a Director. The terms of the Employment Agreement call for Mr. Luke to receive approximately $10,000 per month, retroactive to July 1, 1994, for five (5) years as a base salary; granted him an option to purchase 1,000,000 shares of the Registrant's common stock exercisable at $1.10 per share; provides him with an annual bonus based upon a number of factors related to the Registrant's growth and performance which include; (a) serving on the Registrant's Board of Directors and as its Chief Executive Officer; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the Chief Executive Officer of a publicly-held company; and requires the Registrant to purchase life insurance coverage, reimbursement for vehicle expenses, and provide other fringe benefits. No bonuses have been accrued, paid or are owed as of the date of this Report. The Registrant expensed $120,000 and $120,000 during fiscal years 1996 and 1995, respectively, and had no amounts due to Mr. Luke as of June 30, 1996.

         In August 1995, NuOasis Gaming entered into an Employment Agreement with Fred G. Luke, to save as NuOasis Gaming's President. Mr. Luke has been serving as the NuOasis Gaming President since approximately March 31, 1994. The terms of the Employment Agreement call for Mr. Luke to receive approximately $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; granted him an option to purchase 3,000,000 shares of NuOasis Gaming's common stock at an exercise price of $.12 per share; provides him with an annual bonus based upon a number of factors related to NuOasis Gaming's growth and performance which include (a) serving on NuOasis Gaming's Board of Directors and as its President; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the President of a publicly-held company; and requires NuOasis Gaming to purchase life insurance coverage, reimburse vehicle expenses, and provide other fringe benefits. Between March 31, 1994 and September 30, 1994, Mr. Luke received no cash payments for his services. In August 1995, NuOasis Gaming agreed to retroactively compensate Mr. Luke for past services in the amount of $27,000 for the period April 1, 1994 to September 30, 1994 and $59,000 for the period October 1, 1994 to September 30, 1995. No bonuses have been accrued, paid or are owed as of the date of this Report. NuOasis Gaming expensed $54,000 and $72,500, during fiscal 1996 and 1995, respectively, and had $126,500 due to Mr. Luke as of June 30, 1996.

         Effective January 1, 1994, the Registrant and John D. Desbrow entered into a Consulting Agreement for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary on behalf of the Registrant until December 31, 1994. Under the Consulting Agreement the Registrant contracted to pay Mr. Desbrow $150,000 payable in the Registrant's common stock issuable in monthly increments in arrears. Under the terms of the Consulting Agreement, Mr. Desbrow invoices the Registrant and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b), Mr. Desbrow and the Registrant have agreed the price paid for the shares is deemed to be $150,000. Pursuant to the terms of the Consulting Agreement, the Registrant granted Mr. Desbrow an option to purchase 50,000 shares of the Registrant's common stock exercisable at a price of $.58 per share. Effective Janaury 1, 1996, the Consulting Agreement was renewed through December 31, 1996 and 50,000 shares were issued during fiscal 1996. An additional option of 50,000 shares exercisable at a price of $1.53 per share was granted during fiscal 1996. The Registrant expensed $150,000 and $150,000 during fiscal 1996 and 1995, respectively, and had $70,378 due to Mr. Desbrow as of June 30, 1996.

          Effective April 1, 1994, NuOasis Gaming entered into a Consulting Agreement with John D. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of NuOasis Gaming, for the period from April 1, 1994 to March 31, 1995 for an amount of $36,000 per annum. Additionally, in fiscal 1995 Mr. Desbrow billed and eventually received from the sale of shares $4,000 for services rendered as a Director from April 1994 to July 1994. Effective April 1, 1995, the Consulting Agreement was renewed through March 31, 1996 for an amount of $50,000 per annum. 1,050,000 shares of NuOasis Gaming common stock were registered for issuance on Forms S-8 filed with the Securities and Exchange Commission during the 1995 fiscal year. Under the terms of the Consulting Agreement, Mr. Desbrow invoices NuOasis Gaming and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Desbrow and NuOasis Gaming have agreed the price paid for the shares is deemed to be $50,000. Effective April 1, 1996, the Consulting Agreement was renewed through March 31, 1997 for an amount of $ 75,000 per annum and granted him an option to purchase 275,000 shares of NuOasis Gaming common stock at an exercise price of $.12 per share. NuOasis Gaming expensed $56,250 and $39,500 during fiscal 1996 and 1995, respectively, and had $8,252 due from Mr. Desbrow as of June 30, 1996.

                                                         [NM\10-KSB:63096KSB]-45

         Effective January 1, 1994, the Registrant entered into a Consulting Agreement with Jon L. Lawver and J. L. Lawver Corp. pursuant to which Mr. Lawver was to perform professional services and to hold the office of President of Fantastic Foods for calendar year 1994. Pursuant to the Consulting Agreement the Registrant agreed to pay Mr. Lawver 36,000 shares of the Registrant's common stock, issuable in monthly increments in arrears and granted Mr. Lawver the option to purchase 50,000 shares of the Registrant's common stock at an exercise price of $.58 per share. Under the terms of the Consulting Agreement, Mr. Lawver invoices the Registrant and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under
Section 16(b) Mr. Lawver and the Registrant have agreed the price paid for the shares is deemed to be $100,000. Mr. Lawver's agreement was renewed for the year ended June 30, 1995 and 124,000 shares were issued to him during fiscal 1995. During fiscal 1996, the Consulting Agreement was again renewed with the same terms for fiscal 1997 and 85,000 shares were issued to him during fiscal 1996 to apply against services rendered. An additional option of 50,000 shares exercisable at a price of $1.53 per share was granted during fiscal 1996. The
Registrant expensed $100,000 and $100,000 during fiscal 1996 and 1995, respectively and had $14,991 due to Mr. Lawver at June 30,1996.

         In July 1995, the Registrant entered into a Consulting Agreement with Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement as amended in October 1995, the Registrant agreed to pay Mr. Dong $145,000 per annum in cash or in the Registrant's common stock payable monthly in arrears and granted him an option to purchase 100,000 shares of the Registrant's common stock at an exercise price of $1.53 per share. Under the terms of the Consulting Agreement, Mr. Dong invoices the Registrant and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Mr. Dong and the Registrant have agreed the price paid for the shares is deemed to be $145,000. During fiscal 1996, the Consulting Agreement was renewed with the same terms through June 30, 1997. No cash payments were made to Mr. Dong during fiscal 1996 or 1995, however 95,000 shares were issued during 1996 which were used to apply against services rendered. The Registrant expensed $145,000 and $0 during fiscal 1996 and 1995 and had $42,635 due to Mr. Dong as of June 30, 1996.

         In July 1995, NuOasis Gaming entered into a Consulting Agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement, NuOasis Gaming agreed to pay Mr. Dong $20,000 in cash or in NuOasis Gaming's common stock, payable monthly in arrears, and granted him an option to purchase 275,000 shares of NuOasis Gaming's common stock at an exercise price of $.12 per share. Effective July 1, 1996, the Consulting Agreement was renewed through June 30, 1997 for an amount of $39,000 per annum. Cash payments of $5,000 were made to Mr. Dong by NuOasis Gaming during fiscal 1996 and no stock has been issued pursuant to this Consulting Agreement. NuOasis Gaming expensed $20,000 during fiscal 1996, and had $15,000 due to Mr. Dong as of June 30, 1996.

          In January 1996, the Registrant entered into a consulting agreement with Albert Rapuano, pursuant to which Mr. Rapuano is to perform gaming consulting services and to hold the office of President of NuOasis International through December 31, 1996. Pursuant to the agreement, the Registrant agreed to pay Mr. Rapuano $250,000 per annum in cash or in the Registrant's common stock payable monthly in arrears and granted him an option to purchase 500,000 shares of the Registrant's common stock at an exercise price of $.91 per share. Under the terms of the Consulting Agreement, Mr. Rapuano invoices the Registrant and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Mr. Rapuano and the Registrant have agreed the price paid for the shares is deemed to be $250,000. No cash payments were made to Mr. Rapuano during fiscal 1996, however, 70,000 shares were issued during 1996 which were used to apply against services rendered. The Registrant expensed $115,000 and $0 during fiscal 1996 and 1995, respectively, and had $50,211 due to Mr. Rapuano as of June 30, 1996.

                                                         [NM\10-KSB:63096KSB]-45

(g)      Change of Control

         Not applicable.

(h)      Report on Repricing of Options

         Not applicable.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding the ownership of the Registrant's voting securities by persons owning more than 5% of such securities as of October 15, 1996, the most recent practicable date.


                                         Amount and                       Amount and
                                         Nature of                        Nature of
                                         Beneficial                       Beneficial
Name and Address                         Interest of $.01                 Interest of Series
of Officers and                          par value            Percent     D Convertible        Percent
Directors                                Common Stock         of Class    Preferred Stock      of Class
---------------------------              ----------------     --------    ------------------   --------

C/A/K Trustkantoor N.V.(2)               20,000,000           44.40%                 0            0%
P.O. Box 210
Willemstad
Curacao

Dragon King Investment                     3,000,000           6.66%                 0            0%
Services Ltd.
8th Floor, Ruttonjee House
11 Duddell Street
Central Hong Kong
NuVen Advisors, Inc.(1)(3)                        0               0%           24,000,000         100%
2 Park Plaza, Suite 470
Irvine, CA  92714


(1) Gives effect to the one vote per share for each of the outstanding shares of Common, Series C Preferred and Series D Preferred stock.

(2) The shares are held pursuant to an escrow for the purchase of Replacement Property by NuOasis International, Inc.

(3) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

                                                         [NM\10-KSB:63096KSB]-45

         The following sets forth information with respect to the Registrant's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of October 15, 1996:


                                Amount and                         Amount and Nature
                                Nature of                          of Beneficial
                                Beneficial Interest                Interest of Series D
Name of Officers and            of $.01 par value    Percent       Convertible            Percent
Directors(1)                    Common Stock         of Class(3)   Preferred Stock        of Class
--------------------            -------------------  -----------   --------------------   --------

Fred G. Luke                         11,100,000         19.91%        24,000,000(2)        100%

John D. Desbrow                         171,000           .37%                0              0%

Steven H.  Dong                         102,000           .23%                0              0%


Jon Lawver(4)                           103,000           .23%                0              0%


Albert Rapuano                          500,000          1.11%                0              0%

All Officers and Directors as        11,976,000         21.18%        24,000,000           100%
a group



(1) The address of each executive officer or Director is 2 Park Plaza, Suite 470, Irvine, CA 92614 unless otherwise shown.

(2) The Luke Trust owns 93% of NuVen Advisors Inc., formerly New World. Fred G. Luke, as co- Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust and the disposition of the 24,000,000 shares of the Registrant's Series D Preferred Stock.

(3) Percentage ownership amounts are computed for each holder assuming that convertible securities and options held by each holder are exercised within 60 days, however, as of date of this Report, no shares are held by any officer except for Fred G. Luke who holds 400,000 shares and John D. Desbrow who holds 71,000 shares.

(4) Options and shares are held by J.L. Lawver Corp. of which John Lawver is the President of J.L. Lawver Corp.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)      Transactions with  Directors and Affiliates.

         There were no related transactions or series of similar related transactions during fiscal 1995 and 1996 that exceeded an aggregate amount of $60,000 other than the following:

          On March 17, 1994, Jonathan L. Small, Attorney at Law, became a member of the Board of Directors to fill a vacancy caused by the resignation of a former Director in June 1993. On October 29, 1993, the Registrant entered into a Consulting Agreement with Mr. Small to retain his services to evaluate potential acquisitions and to assist the Registrant in the general development and execution of its business plan. Pursuant to the agreement, Mr. Small was issued 1,600 shares of the Registrant's common stock. On January 5, 1995, Mr. Small entered into a Consulting Agreement effective November 1, 1994, with the Registrant to retain Mr. Small to serve on the Board of Directors. 15,000 shares were issued to Mr. Small during fiscal 1996 which were used to apply against services rendered.

                                                         [NM\10-KSB:63096KSB]-45

          The Luke Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors, formerly New World. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp.

         On June 14, 1993, NuVen Advisors acquired 24,000,000 shares of the Registrant's $.01 par value Series D Convertible Preferred Stock. At the time of the transaction, NuVen Advisors was unrelated to the Registrant.
As a result, NuVen Advisors became the Control Person of the Registrant.

         The Registrant, NuOasis Gaming, NuOasis International, NuOasis Properties and CMA have entered into separate advisory and management agreements with NuVen Advisors for the engagement of NuVen Advisors to perform professional and advisory services. Each of the agreements provide for NuVen Advisors to be paid $120,000 per year for services rendered. Each agreement also provides NuVen Advisors with an option to purchase common stock of the respective companies; the number of shares under each option varies as well as the length and expiration of each agreement - See Note 9 of the footnotes to the accompanying financial statements included herein at Item 7.

         During fiscal year 1994, NuOasis Gaming entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares of NuOasis Gaming for consulting services. Such services were rendered during fiscal 1995. During fiscal year 1996, NuOasis Gaming entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, NuOasis Gaming agreed to issue 1,000,000 common shares of NuOasis Gaming to SAI and granted SAI an option to purchase 1,000,000 common shares of NuOasis Gaming, exercisable at $.12 per share. Under Rule 13d-3 (d) (1) (c), SAI is deemed the beneficial owner of 2,000,000 shares of NuOasis Gaming even though the shares are not outstanding. The agreement is fully contingent upon the final execution and closing of the purchase of National Pools Corporation. NuOasis Gaming expensed $75,000 and $54,000 during fiscal years 1996 and 1995, respectively and had approximately $40,000 due to SAI as of June 30, 1996.

         During fiscal year 1996, Nona renewed an agreement with SAI to perform consulting services. Pursuant to such agreement, Nona incurred approximately $465,000 for services performed during fiscal year 1996. Nona expensed approximately $465,000 and $224,500 during fiscal years 1996 and 1995, respectively and had approximately $6,000 due to SAI as of June 30, 1996.

(b)      Indebtedness of Management

         During fiscal 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Registrant in the amount of 440,000, or $1.10 per share. The Registrant received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made prior to year end and approximately $120,000 subsequent to year end. The note bears interest of 10% and is due in May 1997. The note receivable has been classified as Stockholder Receivable in the amount of $400,000 at June 30, 1996.

         During fiscal 1996, 868,824 common shares of NuOasis Gaming were issued upon exercise of options by the President of NuOasis Gaming in the amount of $104,258, or $.12 per share. NuOasis Gaming received a note receivable in the amount of $78,758, bearing interest of 10%, and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable has been classified as Stockholder Receivable in the amount of $78,758 at June 30, 1996 and was fully paid subsequent to June 30, 1996.

(c)      Transactions with Promoters

         Not applicable.

                                                         [NM\10-KSB:63096KSB]-45

                                     PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Consolidated Financial Statements

          The Consolidated Financial Statements included in this Item are indexed on Page F-1, "Index to Consolidated Financial Statements."

(b)      Financial Statement Schedules

         Not applicable.

(c)      Exhibits

         Unless otherwise noted, Exhibits are filed herewith.

  Exhibit
  Number       Description
  --------     ----------------------------------------------------------------
  3.1*         Articles of Incorporation

  3.1(a)**     Articles of Amendment of Articles of Incorporation

  3.1(b) Certificate of Amendment of Articles of Incorporation of International Casino Management, Inc.

  3.1(c) Articles of Amendment to the Articles of Incorporation filed September 26, 1996

  3.2*         Bylaws

  3.3# Certificate of Designations and Preferences of Series C Convertible Preferred Stock.

  10.94o       Consulting Agreement with Steven Dong

  10.95o       Consulting Agreement with Clifford Jones

  10.96o       Consulting Agreement with Louis Wiener

  10.97o       Consulting Agreement with Roy Warren

  10.98o       Consulting Agreement with Kenneth Scholl

  10.99X       Consulting Agreement with Lee Linton

  10.100X      Consulting Agreement with Clifford ("Buck") Jones II

  10.101X      Second Addendum to Fee Agreement with Morris Gore

  10.102X      Fee Agreement with Kenneth R. O'Neal

  10.103X      Fee Agreement with Geoffrey G. Riggs

                                                         [NM\10-KSB:63096KSB]-45

  Exhibit
  Number       Description
  -----------  ----------------------------------------------------------------

  10.104X      Fee Agreement with Jonathan L. Small

  10.105X      Addendum to Consulting Agreement with Sandra V. Alsina

  10.106X      Fee Agreement with Michael Manson, C.P.A.

  10.107X      Addendum to Consulting Agreement with Steven H. Dong

  10.108X      Third Addendum to Consulting Agreement with John D. Desbrow

  10.109X      Second Addendum to Consulting Agreement with J. L. Lawver Corp.

  10.110X      Non-Qualified Stock Option Agreement with Fred G.  Luke

  10.111o Engagement Letter and Fee Agreement with Woocox Advertising & Communications

  10.112o      Third Addendum to Consulting Agreement with Structure America.

  10.113o      Second Addendum to Engagement Letter with OTC Communications

  10.114o      Consulting Agreement with Albert Rapuano

  10.115o      January 3, 1996 Addendum to Consulting Agreement with J.L. Lawver

  10.116o      1996 Employee Stock Benefit Plan

  10.117o      Second Addendum to Fee Agreement with Morris C. Gore

  10.118o      Third Addendum to Fee Agreement with James R.  Gordon

  10.119o      Contracting Agreement with Dynamic Telecommunications, Inc. dba
               Dynatel

  10.120       Lease Agreement with Theodore DeTello

  10.121       Promissory Note and Security Agreement with Foothill Capital
               Corporation

  10.122o Asset Purchase Agreement dated September 28,1995 with Silver Faith Development Limited

  10.123o Assignment and Bill of Sale dated September 30, 1995 from Silver Faith Development Limited

  10.124 Assignment dated December 29, 1995 to NuOasis International, Inc., a California Corporation

  10.125o $21,000,000 Convertible Secured Promissory Note dated December 31, 1995 to Silver Faith Development Limited

  10.126 Merger Agreement dated February 28, 1996 between NuOasis International Inc., a California Corporation and Albion Aviation Company Limited, a Bahamanian corporation

                                                         [NM\10-KSB:63096KSB]-45

   Exhibit
   Number      Description
   ----------  ---------------------------------------------------------------

  10.127 Assumption Agreement and Release of Liability with Silver Faith Development Limited dated May 16, 1996

  10.128 Amendment, Modification and Ratification of Asset Purchase Agreement with Silver Faith Development Limited and Beijing Grand Canal Real Estate Development Co., Ltd.

  10.129 Purchase and Sale Agreement dated August 8, 1996 between NuOasis International Inc., and The Hartcourt Companies, Inc.

  10.130 $12,000,000 Convertible Secured Promissory Note dated August 8, 1996 issued by The Hartcourt Companies, Inc. to NuOasis International Inc.

  10.131 Security Agreement dated August 8, 1996 between NuOasis International Inc. and The Hartcourt Companies, Inc.

  10.132 Assignment and Indemnification Agreement dated August 30, 1996 between NuOasis International, Inc. and The Hartcourt Companies, Inc.

  10.133 Assignment and Bill of Sale between NuOasis International, Inc. and Silver Faith Development Limited

  10.134 Agreement between NuOasis International, Inc. and Silver Faith Development Limited

  10.135 $3,000,000 Secured Contingent Promissory Note dated May 25, 1995 from Nona Morelli's II, Inc., to Ng Man Sun dba Dragon Sight International Amusement (Macau) Company

  10.136 Assignment dated December 29, 1995 from Nona Morelli's II, Inc. to NuOasis International Inc.

  10.137 Letter of Intent dated August 5, 1996 between the Registrant and Ng Man Sun dba Dragon Sight International Amusement (Macau) Company

  10.138 Purchase Agreement dated August 30, 1996 between NuOasis International Inc. and various purchasers

  10.139       Option Agreement with Joseph Monterosso dated June 13, 1996

  10.140 Casino Lease and Operating Management Contract between Societe Loisirs Club Hammamet and Cleopatra Place Limited

  10.141 Letter of Intent between Compagnie Monastirienne Immobiliere et Touristique and Cleopatra Palace Limited

  10.142 Letter of Intent dated September 24, 1996 between the Registrant and Grand Hotel Krasnapolsky N.V.

  10.143 Collateral Substitution Agreement dated December 29, 1995 between the Registrant and Ng Man Sun

                                                         [NM\10-KSB:63096KSB]-45

  Exhibit
  Number       Description
  ----------   ----------------------------------------------------------------

  10.144 Collateral Release Agreement dated September 30, 1996 between the Registrant and Ng Man Sun

  10.145 Agreement of Exchange dated September 30, 1996 between NuOasis International, Inc. and C/A/K Trustkantoor N.V.

  10.146       Operating Agreement between Mr. Ng Man Sun and Nona Morellis II,
               Inc.

  10.147       Consent to Sale of Interest and Termination of Operating
               Agreement

  10.148 Agreement dated July 31, 1996 between NuOasis International, Inc. and Mr. Ng Man Sun

  10.149 Casino Lease and Operating Management Contact between Societe' d'Animation et de Loisirs Touristiques (S.A.L.T.) and Cleopatra Palace Limited

  10.150       Fourth Addendum to Consulting Agreement with John P. Desbrow

  10.151 Assumption Agreement and Release of Liability with Ng Man Sun dated December 29, 1995

  10.152       Second Addendum to Consulting Agreement with Steven H. Dong

  10.153 Agreement dated October 2, 1996 between NuOasis International, Inc. and Cleopatra World, Inc.

  22.1         Schedule of Subsidiaries of the Registrant

  * Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-18, SEC File No. 33-32127-D.

  ** Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-1, SEC File No. 33-43402.

  # Incorporated by reference from the like-numbered exhibits filed with the Registrant's 10-K for the fiscal year ended June 30, 1992.

  ~ Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-57270

  o Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-94498

  X Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-99060

   o Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-31064

  o Incorporated by reference to Exhibit to Form 8-K dated December 31, 1995, filed on March 5, 1996

                                                         [NM\10-KSB:63096KSB]-45

(d)    Reports

       (1) On June 19, 1995, the Registrant filed a Current Report on Form 8-K, dated May 25, 1995, reporting the purchase of a forty percent (40%) net profits interest in the gaming operations conducted at the Holiday Inn and Hyatt Hotels in Macau (the "Gaming Interest").

       (2) On July 24, 1995, the Registrant filed a Current Report on Form 8-K, dated July 15, 1995 reporting effective the close of business on July 15, 1995 the resignation of Mr. Kenneth R. O'Neal as Director and Chief Financial Officer of the Registrant.

       (3) On August 28, 1995,  the  Registrant  filed a Current  Report on Form
8-K,  dated  August 18,  1995,  reporting  that  effective  August 18,  1995 the
Registrant dismissed BDO Seidman, LLP as the Registrant's certifying accountants. The Registrant further reported the engagement of the accounting firm of Raimondo, Pettit & Glassman as a successor auditing firm for the purpose of examining the Registrant's consolidated financial statements for the fiscal year ended June 30, 1995 and rendering an Independent Accountant's Report.

       (4) On February 7, 1996, the Registrant filed a Current Report on Form 8-K dated January 22, 1996 reporting effective the close of business on January 22, 1996 the resignation of Jonathan L. Small as a Director of the Registrant and the election of Carol Chen as a Director.

       (5) On March 5, 1996 the Registrant filed a Current Report on Form 8-K reporting the closing of an Asset Purchase Agreement pursuant to which the Registrant purchased three duplex residential buildings totaling 104 units in a master planned residential and commercial complex known as Peony Garden in Beijing, China.

       (6) On June 11, 1996 the Registrant filed a Current Report on Form 8-K dated May 29, 1996 reporting effective the close of business on May 29, 1996 the resignation of John D. Desbrow as a Director of the Registrant.

       (7) On November 15, 1996, the Registrant filed a Current Report on Form 8-K dated October 29, 1996 reporting effective the close of business on October 29, 1996 the resignation of Carol Chen as a Director of the Registrant.

                                                         [NM\10-KSB:63096KSB]-45

                                    SIGNATURE



          In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NONA MORELLI'S II, INC.



Date: December 7, 1996                  By:  /s/  Fred G. Luke
                                             ---------------------------------
                                                  Fred G. Luke
                                                  Chief Executive Officer

Date:  December 7, 1996                 By:  /s/  Steven H. Dong
                                             ---------------------------------
                                                  Steven H. Dong
                                                  Chief Financial Officer

Date:  December 7, 1996                 By:  /s/  John D. Desbrow
                                             ---------------------------------
                                                  John D. Desbrow, Secretary

          In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        NONA MORELLI'S II, INC.


Date:  December 7, 1996                 By:  /s/  Fred G. Luke
                                                  -----------------------------
                                                  Fred G. Luke, Director


Date:  December 7, 1996                 By:  /s/  Liu Mei Huan Chen, Director
                                                  -----------------------------
                                                  Liu Mei Huan Chen, Director


Date:  December 7, 1996                 By:  /s/  Cheng Tai Chee, Director
                                             ----------------------------------
                                                  Cheng Tai Chee, Director

                                                         [NM\10-KSB:63096KSB]-45

                                  EXHIBIT 22.1



                   SCHEDULE OF SUBSIDIARIES OF THE REGISTRANT

                                               Jurisdiction of         Parent                       Percentage
Subsidiary                                     Incorporation           Corporation                  Ownership
------------------------------------           ---------------         --------------------         ----------
Fantastic Foods International Inc.             California              Registrant                   100%
NuOasis International Inc.                     Commonwealth            Registrant                   100%
                                               of the Bahamas

NuOasis Properties Inc.                        Colorado                Registrant                   100%

NuOasis Gaming Inc.                            Delaware                Registrant                   44%(2)

NuOasis Las Vegas Inc.(1)                      Colorado                Casino Management
                                                                       of America Inc.  (1)         100%

NuOasis Laughlin Inc.(1)                       Colorado                Casino Management
                                                                       of America Inc.  (1)         100%

Casino Management of America Inc.(1)           Utah                    NuOasis Gaming Inc.          100%

Ba-Mak Gaming International Inc.(3)            Louisiana               NuOasis Gaming Inc.          100%

Cleopatra Palace Limited                       Ireland                 NuOasis International        28%
                                                                       Inc.


(1)       Have not commenced business.

(2) The Registrant currently has voting control of NuOasis Gaming, Inc. If Series B Preferred shares held by the Registrant are converted into common stock, the Registrant would own approximately 44% of the common stock of NuOasis Gaming, Inc., as of June 30, 1996.

(3) Converted from Chapter 11 to Chapter 7 Bankruptcy proceeding on April 20, 1995.

                                                         [NM\10-KSB:63096KSB]-45

                             NONA MORELLI'S II, INC.

                   Index to Consolidated Financial Statements



Description                                                               Page

Independent Auditors' Report ..............................................F-2

Consolidated Balance Sheet as of June 30, 1996 ............................F-3

Consolidated Statements of Operations for the years ended
  June 30, 1996 and 1995 ..................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996 and 1995 ............................................F-5

Consolidated Statements of Cash Flows for the years ended
  June 30, 1996 and 1995 ..................................................F-6

Notes to Consolidated Financial Statements ................................F-8

                           Raimondo, Pettit & Glassman
                A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                          CERTIFIED PUBLIC ACCOUNTANTS
                          UNION BANK TOWER, SUITE 1250
                            21515 HAWTHORNE BOULEVARD
                           TORRANCE, CALIFORNIA 90503



                          INDEPENDENT AUDITORS' REPORT


Board of Directors
NONA MORELLI'S II, INC.
Irvine, California

We have audited the accompanying consolidated balance sheet of Nona Morelli's II, Inc. and subsidiaries (the "Company"), as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operating activities, has limited liquid resources, and has negative working capital. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  Raimondo, Pettit & Glassman
                                             ---------------------------------
                                             Raimondo, Pettit & Glassman

Torrance, California

November 8, 1996, except for information relating to Cleopatra Palace, Ltd. and National Pools Corporation included in Notes 7, 12 and 13, as to which the date is November 29, 1996.

                                                       [NM\10-KSB:63096FS.2] -45


                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheet
                               As of June 30, 1996

ASSETS                                                                                  June 30, 1996
-------------------------------------------------------------------------------     ----------------------
Current assets:
 Cash and cash equivalents                                                          $               50,436
 Accounts receivable, net                                                                          136,061
 Due from affiliate                                                                              3,887,435
 Inventory                                                                                          93,599
 Other current assets                                                                               15,000
                                                                                    ----------------------
     Total current assets                                                                        4,182,531
Property and equipment:
 Food manufacturing equipment                                                                    1,065,249
 Other                                                                                              84,911
Accumulated depreciation and amortization                                                         (804,556)
     Total property and equipment, net                                                             345,604
Other assets:
 Beneficial ownership interest                                                                   7,004,598
 Property held for sale                                                                            539,213
 Deferred tax asset, net                                                                           860,902
 Deposits and other                                                                                  7,850
                                                                                    ----------------------
     Total other assets                                                                          8,412,563
                                                                                    ----------------------
TOTAL ASSETS                                                                        $           12,940,698
                                                                                    =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $              327,215
  Accrued expenses                                                                                 353,968
  Interest payable to affiliate                                                                    263,672
  Due to affiliates                                                                                813,028
  Income taxes payable                                                                           1,243,396
  Current maturities of long-term debt to affiliate and others                                   3,105,216
                                                                                    ----------------------
     Total current liabilities 6,106,495 Long term liabilities:
  Long-term debt                                                                                   425,327
     Total liabilities                                                                           6,531,822
Commitments and contingencies  (Note 12)  Stockholders'  equity Preferred stock,
Series D, $.01 par value;
 24,000,000 shares authorized, issued and outstanding at
 June 30, 1996 (aggregate liquidation of up to $10,000,000)                                        240,000
Common stock, $.01 par value;  50,000,000 shares authorized;
 45,022,300 shares issued and outstanding at June 30, 1996                                         450,223
Additional paid-in-capital                                                                      47,648,677
Accumulated deficit                                                                            (30,220,100)
Cost of 20,000,115 treasury shares                                                             (10,002,425)
Common stock subscription and stockholders' receivables                                         (1,707,499)
                                                                                    -----------------------
     Total stockholders' equity                                                                  6,408,876
                                                                                    -----------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $           12,940,698
                                                                                    =======================


           See accompanying notes to consolidated financial statements

                                                       [NM\10-KSB:63096FS.2] -45


                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Operations
                               For the Years Ended
                             June 30, 1996 and 1995

                                                                     Years Ended June  30,
                                                        ----------------------------------------------
                                                                 1996                    1995
                                                        ----------------------- ----------------------

Food sales revenue                                      $            1,251,174  $            1,555,119
Gaming revenue                                                      11,407,317               3,292,273
                                                        ----------------------- ----------------------
                                                                    12,658,491               4,847,392
                                                        ----------------------- ----------------------
Cost of food sales revenues                                            838,453                 938,848
Cost of gaming revenue                                                       -                 887,472
                                                        ----------------------- ----------------------
                                                                       838,453               1,826,320
                                                        ----------------------- ----------------------
Gross profit                                                        11,820,038               3,021,072
                                                        ----------------------  ----------------------
Operating expenses:
 Legal and professional fees                                         2,135,363               1,755,175
 Depreciation and amortization                                       4,989,064                 826,689
 (Gain) loss on investments                                            (38,510)                140,949
 Minority interest                                                    (233,877)               (506,363)
 General and administrative expenses                                 1,340,059               1,677,355
 Write down of gaming interest                                       6,663,741                       -
 Write down of beneficial ownership                                  2,600,000                       -
 Other valuation expense                                             1,839,483                       -
                                                        ----------------------  -----------------------
    Total operating expenses                                        19,295,323               3,893,805
                                                        ----------------------- ----------------------
Operating loss                                                      (7,475,285)               (872,733)
                                                        ----------------------- -----------------------
Other income (expenses):
 Interest expense                                                     (309,757)                (17,190)
 Other income (expense)                                                 63,334                 (13,311)
                                                        ----------------------- -----------------------
Total other expenses                                                  (246,423)                (30,501)
                                                        ----------------------- -----------------------
Net loss before income tax (provision) benefit                      (7,721,708)               (903,234)
Income tax (provision) benefit                                        (997,932)                615,436
                                                        ----------------------- ----------------------
Net loss                                                $           (8,719,640) $             (287,798)
                                                        ======================= =======================
Net loss per common share                               $                 (.20) $                 (.03)
                                                        ----------------------- -----------------------
Weighted average number of common shares
 outstanding used to compute net loss per
 common share                                                       43,803,077              10,481,997
                                                        ======================= ======================


           See accompanying notes to consolidated financial statements

                                                       [NM\10-KSB:63096FS.2] -45


                             NONA MORELLI'S II, INC.
                 Consolidated Statement of Stockholders' Equity
                   For the Years Ended June 30, 1996 and 1995

                                                       Preferred                    Common                      Treasury
                                                        Stock                        Stock                        Stock
                                             ----------------------------   -------------------------   ---------------------------
                                                 Shares        Amount        Shares         Amount       Shares          Amount
                                             -------------- -------------   -----------  ------------   -----------  --------------

Balance at July 1, 1994                          24,883,500 $     248,835     7,376,200  $    73,762            115  $      (2,425)
Issuance of common stock for services                                         1,586,400       15,864
Issuance of common stock on conversion
 of Series C preferred stock                      (870,000)       (8,700)     1,741,000       17,410
Property dividend declared and paid, and
 minority interest adjustment
Issuance of common stock for property                                             5,200           52
Issuance of common stock and transfer of
 assets in the acquisition of Gaming Interest                                32,000,000      320,000
Net Loss
                                             -------------- -------------   -----------  ------------   -----------  --------------
Balance at June 30, 1995                         24,013,500      240,135     42,708,800      427,088            115         (2,425)
Issuance of common stock for services                                         1,886,500       18,865
Exchange of Gaming Interest                                                                              20,000,000    (10,000,000)
Issuance of common stock on conversion
 of Series C preferred stock                       (13,500)         (135)        27,000          270
Issuance of common stock for exercised options                                  400,000        4,000
Change in common stock subscription and
 stockholders receivable
Net Loss
                                             -------------- -------------   -----------  ------------   -----------  --------------
Balance at June 30, 1996                         24,000,000 $    240,000     45,022,300  $   450,223     20,000,115  $ (10,002,425)
                                             -------------- -------------   ===========  ============   ===========  ==============



                                                  Additional    Common Stock
                                                  Paid-In       Subscription    Accumulated
                                                  Capital       Receivable      (Deficit)      Total
                                                  ------------  --------------  -------------  ------------

Balance at July 1, 1994                           $ 28,415,244  $  (3,289,536)  $(21,137,662)  $  4,308,218
Issuance of common stock for services                1,345,850                                    1,361,714
Issuance of common stock on conversion
 of Series C preferred stock                            (8,710)                                           -
Property dividend declared and paid, and
 minority interest adjustment                         (575,884)                      (75,000)      (650,884)
Issuance of common stock for property                   11,253                                       11,305
Issuance of common stock and transfer of
 assets in the acquisition of Gaming Interest       15,680,000      2,342,722                    18,342,722
Net Loss                                                                            (287,798)      (287,798)
                                                  ------------- --------------  -------------  -------------
Balance at June 30, 1995                            44,867,753       (946,814)   (21,500,460)    23,085,277
Issuance of common stock for services                2,261,059                                    2,279,924
Exchange of Gaming Interest                                                                     (10,000,000)
Issuance of common stock on conversion
 of Series C preferred stock                              (135)                                           -
Issuance of common stock for exercised options         520,000       (400,000)                      124,000
Change in common stock subscription and
 stockholders receivable                                             (360,685)                     (360,685)
Net Loss                                                                          (8,719,640)    (8,719,640)
                                                  ------------- --------------  -------------  -------------
Balance at June 30, 1996                          $ 47,648,677  $  (1,707,499)  $(30,220,100)  $  6,408,876
                                                  ============= ==============  =============  ============



          See accompanying notes to consolidated financial statements.

                                                       [NM\10-KSB:63096FS.2] -45


                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Cash Flows
                     For Years Ended June 30, 1996 and 1995



                                                                                      1996                   1995
                                                                              --------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                      $         (8,719,640) $            (287,798)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                        4,989,064                826,689
    Services exchanged for common stock                                                  1,139,227              1,361,714
    Valuation expenses                                                                  11,103,224                      -
    Deferred taxes                                                                           3,800               (864,702)
    (Gain) loss on investments                                                             (38,510)               140,949
    Minority interest                                                                     (233,877)              (506,363)
    Other                                                                                   84,000                323,790
  Increases (decreases) from changes in assets and liabilities:
    Accounts receivable, net                                                                19,280                108,724
    Due from affiliate                                                                  (1,776,307)            (2,111,228)
    Inventory                                                                                5,522                (27,297)
    Other current assets                                                                   158,906                  3,737
    Deposits and other assets                                                               29,230                      -
    Accounts payable                                                                       (26,016)               322,205
    Accrued expenses                                                                       287,360                149,145
    Interest payable to affiliate                                                          235,001                      -
    Due to affiliates                                                                      607,305                      -
    Income taxes payable                                                                   994,130                      -
                                                                              ---------------------  ----------------------
Net cash provided by (used in) operating activities                                      8,861,699               (560,435)
                                                                              ---------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Beneficial ownership interest                                                         (9,604,598)                     -
  Conversion of investment to cash                                                          38,510                114,791
  Purchase of leasehold improvements and equipment                                        (100,305)                     -
                                                                              --------------------- -----------------------
Net cash provided by (used in) investing activities                                     (9,666,393)               114,791
                                                                              --------------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholders' receivables                                                   65,500                      -
  Proceeds from issuance of note payable                                                   350,000                      -
  Principal payments on notes payables                                                    (189,240)              (122,177)
                                                                              --------------------- -----------------------
Net cash provided by (used in) financing activities                                        226,260               (122,177)
                                                                              --------------------- -----------------------

Net (decrease) increase in cash                                                           (578,434)              (567,821)
Cash and cash equivalents, beginning of period                                             628,870              1,196,691
                                                                              --------------------- ----------------------
Cash and cash equivalents, end of period                                      $             50,436  $             628,870
                                                                              ===================== ======================


           See accompanying notes to consolidated financial statements

                                                       [NM\10-KSB:63096FS.2] -45



                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Cash Flows
                     For Years Ended June 30, 1996 and 1995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                      1996                   1995
                                                                              --------------------- ---------------------
Cash paid during the year for:

    Interest                                                                  $            144,685  $              29,900
    Income taxes                                                              $              1,600  $                   -

Non-cash investing and financing activities:

    Purchase of assets for stock                                              $                  -  $          16,000,000
    Purchase of assets for common stock subscription receivable               $                  -  $           2,342,722
    Purchase of assets for note payable                                       $                  -  $           3,000,000
    Common stock issued for services                                          $          1,324,267  $           1,361,714
    Stock issued for services on behalf of Cleopatra                          $            955,439  $                   -
    Purchase of food equipment for media credits                              $                  -  $             140,000
    Common stock issued for stockholder notes receivable                      $            518,758  $                   -


           See accompanying notes to consolidated financial statements

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


Note 1.         Summary of Significant Accounting Policies and Description of
                Business

Description of Business

Nona Morelli's II, Inc. and its subsidiaries (the "Company") operates as a holding company for leisure and entertainment-related businesses. At June 30, 1996, the company had three wholly-owned and one controlled subsidiary engaged in food manufacturing and distribution, casino gaming and real estate investments.

The activities of the Company's subsidiaries are domestic and international, with existing food and gaming activities in the United States and Asia, and proposed activities in North Africa and Europe.

Principles of Consolidation and Management Estimates

The Company was incorporated in the State of Colorado on February 6, 1989 as a successor to Nona Morelli Limited Partnership. The consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods") and NuOasis Properties, Inc. ("NuOasis Properties"). In addition, the consolidated financial statements include the accounts of the Company's controlled company -- NuOasis Gaming, Inc. ("NuOasis Gaming") and its wholly-owned subsidiaries, Ba-Mak Gaming International, Inc. ("BGI"), Casino Management of America, Inc. ("CMA"), NuOasis Laughlin, Inc., ("NuOasis Laughlin"); and NuOasis Las Vegas, Inc. ("NuOasis Las Vegas"). The Company currently maintains its executive offices in Irvine, California. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. This amount includes $0 and $604,371 of certificates of deposit at June 30, 1996 and 1995, respectively.

Fair Value of Financial Instruments

The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items.

Inventory

Inventory is stated at the lower of cost or market, computed on the first-in, first-out basis.

Property and Equipment and Depreciation

Property and equipment, including amounts recorded under capital leases, are stated at cost. Repairs and maintenance are charged to expense as incurred and expenditures for improvements are capitalized.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


During fiscal 1994, the Company transferred all of its pasta manufacturing operations from Pueblo, Colorado to Southern California. At the end of fiscal 1994, the Company placed for sale its Pueblo facility consisting of land, buildings and improvements, along with its food manufacturing equipment, and reclassified them to assets held for sale. At June 30, 1996, property held for sale was carried at its estimated net realizable value of approximately $539,000.

During fiscal 1996, the Company remodeled and improved its food processing equipment in its California locations and leased its Colorado facility held for sale. In connection therewith, the Company reevaluated the use and value of its older equipment and wrote off certain impaired equipment with a net book value of $1,073,303 which has been recorded as Other Valuation Expense.

Depreciation of property and equipment, and amortization of assets under capital leases are provided over the lesser of the estimated useful lives of the assets or the lease term using the straight-line method. Estimated useful lives are 28 to 32 years for buildings, 7 to 10 years for factory equipment, 5 to 7 years for furniture, fixtures and transportation equipment.

Depreciation expense, including amortization of assets under capital lease arrangements, charged to operations was $360,520 and $416,252 for the years ended June 30, 1996 and 1995, respectively.

Amortization of Gaming Interest

The Company  amortizes its interest in the profits of the two Macau casinos (see
Note 2) over a period of five years using the straight line method. Amortization during fiscal 1995 for the period since acquisition, May 25, 1995, through June 30, 1995, amounted to $410,437. Amortization for fiscal 1996 amounted to $4,268,544.

Loss Per Share

The net loss per share is computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in the calculations as the effect would have been anti-dilutive.

Income Taxes

The Company accounts for income taxes using the liability method. Income taxes are provided on all revenue and expense items, regardless of the period in which such items are recognized for tax purposes, except for those items representing a permanent difference between pre-tax accounting income and taxable income. A valuation allowance is recorded when it is more likely than not that benefits resulting from deferred tax assets will not be realized.

Revenue Recognition

Food sales and related cost of sales are recognized upon shipment of food products. Gaming revenues related to BGI are recognized based upon the gross funds deposited in the gaming machines. Net gaming revenues are referred to in the industry as "Net Win", the difference between gross funds deposited into the gaming machines and payments to customers. Gaming operating expenses are paid from the "Net Win".

Gaming revenues with respect to the Gaming Interest in the two Macau casinos (see Note 2) are earned as the casinos report their net profits to the Company.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market of the services provided, whichever value is more clearly evident.

Reclassification of Prior Year Amounts

To enhance comparability, the 1995 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1996.

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and one of its operating subsidiaries was liquidated during fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative functions will be provided by consultants who are compensated primarily in the form of the Company's common stock. Management estimates that the Company will need to utilize up to approximately $3,000,000 worth of common stock to fund its operations through fiscal year 1997. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Recent Accounting Developments

In March 1995, the Financial Accounting Standards Board ("FASB") adopted Statement No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" which requires entities to review long lived assets impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides guidance as to measurement of the carrying value of asset to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995, and the Company has not determined the effect the adoption of the statement will have, but does not believe its implementation will have a material effect on its financial position.

In October 1995, the FASB adopted Statement No. 123, "Accounting for Stock-Based Compensation." This Statement encourages entities to adopt a fair value method of accounting for stock-based compensation plans including stock options and warrants issued to employees. For entities which do not adopt this method, the Statement requires disclosure of the effect that the fair-value method would have on net income and earnings per share. The Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has not determined the effect of this Statement nor has it decided when it will adopt the provisions of this Statement.

Note 2.         Acquisition and Liquidation of Investments

Sino International Management Corp.

In August  1993,  the  Company  acquired a 50%  interest  in Sino  International
Management Corp.  ("Sino"),  a Vancouver,  BC,  Canada-based  development  stage casino property investment company in exchange for 200,000 shares of the Company's common stock. At June 30, 1994, the Company assigned its equity interest in Sino to its wholly-owned subsidiary, International Casino Management, Inc., now NuOasis International.

In May 1995, the equity interest in Sino was transferred to Dragon as part of the consideration given to purchase the Gaming Interest (see Gaming Interest below).

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


Cleopatra Palace Limited

In October 1993, the Company acquired a 70% equity interest in Cleopatra Palace Limited, an Irish corporation ("Cleopatra") in exchange for 1,689,000 shares of its common stock and other assets. Cleopatra is the lessee of a 200,000 square foot casino and Las Vegas-style showroom presently under construction (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract dated October 8, 1993, with Societe Touristique Tunisie-Golfe.

In October 1994, Cleopatra entered into an agreement with Societe Loisirs Club Hammamet ("Club Hammamet") to lease and operate a 60,000 square foot casino and French-style cabaret presently under construction in Hammamet, Tunisia (the "Hammamet Casino").

In May 1995, as part of the Gaming Interest acquisition, described herein, the Company sold a 42% interest in Cleopatra to Dragon Sight International Amusement (Macau) Company ("Dragon").

E.N. Phillips Company Acquisition

On January 13, 1994, the Company entered into a Stock Purchase and Business Combination Agreement (the "ENP Agreement") with E.N. Phillips Company ("ENP"), whereby ENP purchased all of the outstanding capital stock of CMA from the Company. The ENP Agreement closed on March 30, 1994 (the "ENP Closing Date").

On September 30, 1994, ENP's name was changed to NuOasis Gaming, Inc. During fiscal 1996, NuOasis Gaming changed its fiscal year from September 30 to June 30 in order to coincide with the Company's fiscal year end. The accounts of NuOasis Gaming are consolidated herein at June 30, 1996 and include 12 months of operations for both fiscal years ended 1996 and 1995.

Agreement to Purchase Vessel

In May 1994, the Company entered into an Asset Purchase Agreement for the purchase of a former car ferry vessel (the "Vessel") in exchange for certain of the Company's investment securities and shares of the Company's common stock. In May 1995, as part of the Gaming Interest acquisition described below, the Company relinquished its interest in the Vessel and, as a result, such investment is no longer included in the Company's balance sheet.

Gaming Interest

On May 25, 1995 the Company purchased from Mr. Ng Man Sun ("Mr. Ng"), doing business as Dragon, a 40% net profits interest in the gaming operations conducted by Dragon at the Holiday Inn and Hyatt Hotels in Macau (the "Gaming Interest").

The Gaming Interest was recorded as an investment in gaming property using the accounting basis of the elements of the consideration given having an aggregate book value of $21,342,722, and has been amortized on a straight line basis over a period of five years. Amortization expense and accumulated amortization with respect to the Gaming Interest was $4,268,544 and $410,437 for the years ended June 30,1996 and 1995, respectively. The Company recorded $11,407,317 and $2,111,228 in gaming revenues from the Gaming Interest for the year ended June 30, 1996, and for the period from May 25, 1995 to June 30, 1995, respectively. The Company has entered into an agreement to sell the Gaming Interest and, as a result, these revenues will not recur in future years.

On August 5, 1996, NuOasis International, holder of the Gaming Interest, entered into an agreement with Mr. Ng to sell the Gaming Interest for 20,000,000 shares of the Company's common stock issued by the Company in the original purchase of the Gaming Interest. On or about September 30, 1996, the subject shares were tendered by Mr. Ng to a third party escrow agent pending the closing of the purchase of replacement properties which NuOasis International is currently negotiating to purchase ("the Replacement Property").

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996



At June 30, 1996, the Company recognized a $6.6 million write down of the book value of the Gaming Interest to bring the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Mr. Ng, which was $.50 a share or $10 million in aggregate. Since the intended purchase of the Replacement Property will be effective later in fiscal 1997, the book value of the escrowed shares has been presented in a position similar to treasury stock as of June 30, 1996 .

The gaming revenues for the six months ended June 30, 1996 were classified as Due from Affiliate as of June 30, 1996 in the amount of approximately $3.9 million and were subsequently collected in August 1996. $3.2 million of the $3.9 million was used by the Company as full payment of the principal and accrued interest on the original note issued as part of the purchase of the Gaming Interest on May 25, 1995.

BGI

In October 1994, BGI filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana. While under the protection of Chapter 11, BGI continued to operate as a charitable bingo route operator in Louisiana as Debtor-in-Possession. It was management's objective to reorganize BGI's debt under Chapter 11 and fully continue its gaming operations. Accordingly, BGI was accounted for as a continuing operation up through April 1995.

On April 20, 1995, upon motion from the United States Trustee, an order converting the case to Chapter 7 was issued and a Chapter 7 Trustee was appointed. The trustee took possession of BGI's assets and is in the process of liquidating such assets for the benefit of BGI's bankruptcy estate. As such, all gaming operations at BGI ceased and accordingly, BGI has been accounted for as a disposition of an investment which resulted in (a) the write-off of $1,056,978 and $1,415,050 of total assets and liabilities, respectively; and (b) a net loss on disposal of investment in the amount of approximately $140,949. Fiscal 1995 gaming revenues include approximately $1.2 million in BGI revenues which will not be recurring in future years. As of the date of this report, the Trustee's administration of the bankruptcy estate is ongoing.

Note 3.         Accounts Receivable, Net

The following table sets forth the amounts due to the Company at June 30, 1996:

     Food sales customers               $ 169,929
     Other                                 16,523
                                        ----------
                                          186,452

     Allowance for doubtful accounts      (50,391)
                                        $ 136,061
                                        ==========

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


Note 4.         Inventories

Inventories relating to the Company's food manufacturing and distribution segment as of June 30, 1996 are comprised of the following:

     Raw materials                      $ 27,809
     Finished goods                       51,999
     Packing materials and supplies       13,791
                                        --------
                                        $ 93,599
                                        ========

Note 5.         Beneficial Ownership Interest

Effective December 31, 1995, the Company acquired from Silver Faith Development Limited ("SFDL"), an affiliate of the Company and Mr. Ng., an interest in three buildings currently under construction located in a large master planned commercial and residential real estate development located in Beijing, Peoples Republic of China ("PRC") known as The Peony Garden project ("Peony Garden"). The purchase price of the Company's interest in Peony Garden was $21 million for which the Company issued an 8% Promissory Note in the principal amount of $21 million (the "Peony Garden Note"). The Peony Garden Note was non recourse and fully collateralized by the interest acquired, with the outstanding principal balance convertible into the shares of the Company's common stock. In January 1996, the Company made a prepayment of principal on the Peony Garden Note in the amount of $9.6 million.

In April 1996, the Company requested a title opinion on Peony Garden in conjunction with NuOasis International's efforts to receive financing on the property. Upon receipt of the title opinion in October 1996, the Company learned that under PRC law, real property cannot be transferred until completion of the project. Since the project was not completed at June 30, 1996, and the Peony Garden Note was non recourse other than against the Company's interest in Peony Garden, the Company has presented its investment in Peony Garden as a beneficial ownership interest in the real estate development.

Following the close of fiscal 1996, on August 8, 1996, the Company entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell the Company's entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). The sale closed on October 8, 1996 and, according to unaudited information received from Hartcourt, the Company's investment in the Hartcourt stock represents an equity interest of approximately 43%. Concurrent with the closing of the sale of the Company's interest in Peony Garden, the Hartcourt Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap"). No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Company's basis in Peony Garden represents approximately the amount of interest on the Peony Garden Note that would otherwise have been capitalized during the construction of the Peony Garden project. At June 30, 1996, the beneficial ownership interest in Peony Garden of $9.6 million was reduced to the value of the Company's equity in Hartcourt on or about the closing date of approximately $7 million resulting in a $2.6 million write down. The Company's ultimate realization of value from the investment in Hartcourt is dependent upon many factors, such as changes in the equity value in Hartcourt, which itself is dependent upon uncertainties surrounding Peony Garden, and upon the Company's ability to dispose of its investment at its current basis. The Company intends to exchange the Hartcourt equity investment for other equity investments.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


Note 6.         Long-Term Debt

Long-term debt for the years ended June 30, 1996 consist of the following:

     Note Payable to affiliate - Dragon
          8% interest, paid in August 1996                  $ 3,000,000

     Note Payable - Bank
          Due November 1999, payable in monthly
          principal installments of $7,290 plus interest
          at Prime plus 4%                                      309,414
     Mortgage Loan
          Due August 2000, payable in monthly
          principal installments of $2,455, with final
          installment of $186,500, at 10.25% interest           221,129
                                                            ------------
                                                              3,530,543
     Current Maturities of Long Term Debt                    (3,105,216)
                                                            -------------
                                                            $   425,327
                                                            =============

In October 1995, Fantastic Foods entered into a working capital loan agreement (the "Loan") with a financial institution, whereby Fantastic Foods borrowed $350,000 for a term of forty seven months bearing an interest rate of prime plus 4% (prime rate at June 30, 1996 was 8.25%) per annum and collateralized by all accounts receivable, inventory, and equipment related to Fantastic Foods food manufacturing activities.

All real property has been pledged to lenders under the terms of the mortgage loan.

Minimum annual principal repayments of long-term debt in each of the next five fiscal years, are as follows:


Year Ending    Amounts
June 30,       Due
----------     -----------
1997             3,105,216
1998                95,551
1999                97,124
2000                46,433
Thereafter         186,219
Total          $ 3,530,543
               ===========

Note 7.     Stockholders' Equity

Capitalization

There were no reverse stock splits or stock splits during the year ended June 30, 1996. Except for shares issued for services, there were no private offerings conducted in fiscal 1996 or 1995.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, which are divided into four classes or series: Series A, Series B, Series C and Series D. All Series A and Series B preferred stock was redeemed by the Company prior to or during fiscal 1993, and returned to the preferred stock treasury.

In October 1992, the Company conducted a private offering of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock entitles holders to receive the same dividends as common stockholders when and if declared by the Board of Directors and, at June 30, 1994, was convertible, at the option of the holder, commencing August 1, 1993 to one share of common stock for each share of Series C Preferred Stock held, subject to adjustment. During the year ended June 30, 1995, the Company amended and restated the Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock, such that the Series C Preferred Stock is convertible at the option of the holder to two shares of common stock for each share of Series C Preferred Stock, and shall entitle the holder to receive common stock dividends when and if declared by the Board of Directors at the rate of one share of common stock for each ten shares of Series C Preferred Stock.

During the year ended June 30, 1995, 870,033 shares of Series C Convertible Preferred Stock were converted to 1,740,066 shares of common stock. During fiscal 1996 all remaining Series C Preferred Stock was converted to common stock, and no Series C Preferred Stock remains outstanding at June 30, 1996.

During the year ended June 30, 1993, the Company designated a Series D Voting Convertible Preferred Stock out of the 24,130,000 redeemed shares of Series A, Series B and Series C Preferred Stock. The Series D Convertible Voting Preferred Stock consists of 24,000,000 shares which were issued to New World Capital Inc. (now NuVen Advisors) in exchange for the German Bonds with an estimated market value, based upon independent legal and valuation opinions, discounted approximately 50% at the date of transfer, of $10,000,000. Due to the lack of a date and value certain as to the redemption and incomplete trading history of the German Bonds, at June 30, 1993, the $10,000,000 aggregate estimated market value of the German Bonds was fully reserved by the Company by a charge against Additional Paid-in Capital.

The Series D Convertible Preferred Stock is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000, or convertible, at the option of the holder, into a maximum of 10,000,000 shares of the Company's common stock. The right to convert the Series D Convertible Preferred Stock expires in July 1998.

Common Stock Subscriptions and Stockholders' Receivable

Stock subscriptions and stockholders' receivable for the year ended June 30, 1996 consists of the following:

                                             Amount
                                             -----------
Stock Subscription Receivable - Cleopatra    $   946,814
Receivable from Cleopatra, net                   189,259
Receivable from Officer                          478,758
Receivables from Consultants                      92,668
                                             -----------
                                             $ 1,707,499

In October 1993, the Company acquired a 70% equity interest in Cleopatra in exchange for shares of the Company's common stock. In May 1995, the Company's 70% equity interest in Cleopatra decreased to 28% as a result of the Gaming Interest acquisition (see Note 2).

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


At June 30, 1996, the investment related to Cleopatra is carried as a Common Stock Subscription Receivable based on the market value of the Company's shares issued discounted 50% at the date of issuance. The investment in Cleopatra is maintained at cost, as a Common Stock Subscription Receivable until all of the Company's common stock held by Cleopatra is sold and all financing commitments have been fulfilled (Note 13).

During fiscal year 1996, the Company incurred expenses on behalf of Cleopatra amounting to $955,439 which is included as a stockholders' receivable at June 30, 1996, net of an allowance for possible loss of $766,180 which is included in Other Valuation Expense.

During fiscal year 1996, Cleopatra devoted most of its resources to completing its gaming projects in Tunisia, raising financing to fulfill its commitments and preparing for the opening of the casinos. As of the filing date of this Report, Cleopatra has no operations.

Cleopatra's ability to continue as a going concern is dependent upon Cleopatra's ability to fulfill its financial commitments (see Note 13) and the future profitability of the casinos and other properties it will manage. Accordingly, the uncertainties surrounding these matters raise substantial doubt about Cleopatra's ability to continue as a going concern and about the Company's ultimate recoverability of its investment. No adjustments have been made to the accompanying consolidated financial statements of the Company for these uncertainties at this time and it is at least possible that management's estimate of the recoverability of its investment could change in the near term.

During fiscal 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Company in the amount of 440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made prior to year end and approximately $120,000 subsequent to year end. The note bears interest of 10% and is due in May 1997. The note receivable has been classified as Stockholder Receivable in the amount of $400,000 at June 30, 1996.

During fiscal 1996, 868,824 common shares of NuOasis Gaming were issued upon exercise of options by the President of NuOasis Gaming in the amount of $104,258, or $.12 per share. NuOasis Gaming received a note receivable in the amount of $78,758, bearing interest of 10%, and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable has been classified as Stockholder Receivable in the amount of $78,758 at June 30, 1996 and was fully paid subsequent to June 30, 1996.

Dividends

The Company has paid no cash dividends with respect to its common stock since its inception. However, during fiscal 1995, the Company declared and paid a property dividend of approximately 1.5 million shares of common stock of NuOasis Gaming. No cash or property dividends were paid or declared during fiscal 1996. As of the date of this Report, the Board of Directors of the Company have not approved a dividend distribution policy.

Employee Stock Benefit Plan

An employee stock benefit plan ("ESBP") was established during fiscal year 1996 covering substantially all employees and consultants of the Company. There are no mandatory contributions required by either the Company or the employees and consultants, however, the ESBP provides for the issuance of up to 500,000 common shares of the Company at the discretion of the Board of Directors. During fiscal year 1996, 16,000 shares were issued under the ESBP. As of June 30, 1996, the Board of Directors has not approved any additional issuances of common shares under the ESBP.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


Note 8.     Stock Option Plan

A summary of the status of option transactions for the years ended June 30, 1996 and 1995 is as follows:


                                        1996           1995
                                        ----------     ----------
Outstanding at beginning of year        1,320,000        200,000
     Granted                              700,000      1,120,000
     Exercised                           (400,000)             -
     Canceled                             (60,000)             -
                                        ----------     ----------
Outstanding at end of year              1,560,000      1,320,000
                                        ==========     ==========
Range of option exercise prices
 granted                                $0.91 - $1.53  $0.58 - $4.00

At  June  30,  1996,   options  for  1,560,000  shares  were  fully  vested  and
exercisable. The Company recognized $84,000 in compensation expense for options exercised during fiscal 1996.

During fiscal year 1996, the Chief Executive Officer of the Company exercised 400,000 options to purchase shares of common stock of the Company (Note 7).

Note 9.     Related Party Transactions

Contracts With Executive Officers

In September 1994, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and Chief Executive Officer. Mr. Luke has been serving as the Company's Chairman and CEO since approximately July 1993. From July 1993 through June 30, 1994, Mr. Luke received no compensation for his services as CEO but did receive $9,000 for his services as a Director. The terms of the Employment Agreement call for Mr. Luke to receive approximately $10,000 per month, retroactive to July 1, 1994, for five (5) years as a base salary; granted him an option to purchase 1,000,000 shares of the Company's common stock exercisable at $1.10 per share; provides him with an annual bonus based upon a number of factors related to the Company's growth and performance which include;
(a) serving on the Company's Board of Directors and as its Chief Executive Officer; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the Chief Executive Officer of a publicly-held company; and requires the Company to purchase life insurance coverage, reimbursement for vehicle expenses, and provide other fringe benefits. No bonuses have been accrued, paid or are owed as of the date of this Report. The Company expensed $120,000 and $120,000 during fiscal years 1996 and 1995, respectively, and had no amounts due to Mr. Luke as of June 30, 1996.

In August 1995, NuOasis Gaming entered into an Employment Agreement with Fred G. Luke, to save as NuOasis Gaming's President. Mr. Luke has been serving as the NuOasis Gaming President since approximately March 31, 1994. The terms of the Employment Agreement call for Mr. Luke to receive approximately $4,500 per month, retroactive to April 1, 1994, for five (5) years as a base salary; granted him an option to purchase 3,000,000 shares of NuOasis Gaming's common stock at an exercise price of $.12 per share; provides him with an annual bonus based upon a number of factors related to NuOasis Gaming's growth and performance which include (a) serving on NuOasis Gaming's Board of Directors and as its President; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the President of a publicly-held company; and requires NuOasis Gaming to purchase life insurance coverage, reimburse vehicle expenses, and provide other fringe benefits. Between March 31, 1994 and September 30, 1994, Mr. Luke received no cash payments for his services. In August 1995, NuOasis Gaming agreed to retroactively compensate Mr. Luke for past services in the amount of $27,000 for the period April 1, 1994 to September 30, 1994 and $59,000 for the period October 1, 1994 to September 30, 1995. No bonuses have been accrued, paid or are owed as of the date of this Report. NuOasis Gaming expensed $54,000 and $72,500, during fiscal 1996 and 1995, respectively, and had $126,500 due to Mr. Luke as of June 30, 1996.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


Effective January 1, 1994, the Company and John D. Desbrow entered into a Consulting Agreement for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary on behalf of the Company until December 31, 1994. Under the Consulting Agreement the Company contracted to pay Mr. Desbrow $150,000 payable in the Company's common stock issuable in monthly increments in arrears. Under the terms of the Consulting Agreement, Mr. Desbrow invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b), Mr. Desbrow and the Company have agreed the price paid for the shares is deemed to be $150,000. Pursuant to the terms of the Consulting Agreement, the Company granted Mr. Desbrow an option to purchase 50,000 shares of the Company's common stock exercisable at a price of $.58 per share. Effective Janaury 1, 1996, the Consulting Agreement was renewed through December 31, 1996 and 50,000 shares were issued during fiscal 1996. An additional option of 50,000 shares exercisable at a price of $1.53 per share was granted during fiscal 1996. The Company expensed $150,000 and $150,000 during fiscal 1996 and 1995, respectively, and had $70,378 due to Mr. Desbrow as of June 30, 1996.

Effective April 1, 1994, NuOasis Gaming entered into a Consulting Agreement with John D. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of NuOasis Gaming, for the period from April 1, 1994 to March 31, 1995 for an amount of $36,000 per annum. Additionally, in fiscal 1995 Mr. Desbrow billed and eventually received from the sale of shares $4,000 for services rendered as a Director from April 1994 to July 1994. Effective April 1, 1995, the Consulting Agreement was renewed through March 31, 1996 for an amount of $50,000 per annum. 1,050,000 shares of NuOasis Gaming common stock were registered for issuance on Forms S-8 filed with the Securities and Exchange Commission during the 1995 fiscal year. Under the terms of the Consulting Agreement, Mr. Desbrow invoices NuOasis Gaming and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16 (b), Mr. Desbrow and NuOasis Gaming have agreed the price paid for the shares is deemed to be $50,000. Effective April 1, 1996, the Consulting Agreement was renewed through March 31, 1997 for an amount of $ 75,000 per annum and granted him an option to purchase 275,000 shares of NuOasis Gaming common stock at an exercise price of $.12 per share. NuOasis Gaming expensed $56,250 and $39,500, during fiscal 1996 and 1995, respectively, and had $8,252 due from Mr. Desbrow as of June 30, 1996.

Effective January 1, 1994, the Company entered into a Consulting Agreement with Jon L. Lawver and J. L. Lawver Corp. pursuant to which Mr. Lawver was to perform professional services and to hold the office of President of Fantastic Foods for calendar year 1994. Pursuant to the Consulting Agreement the Company agreed to pay Mr. Lawver 36,000 shares of the Company's common stock, issuable in monthly increments in arrears and granted Mr. Lawver the option to purchase 50,000 shares of the Company's common stock at an exercise price of $.58 per share. Under the terms of the Consulting Agreement, Mr. Lawver invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Mr. Lawver and the Company have agreed the price paid for the shares is deemed to be $100,000. Mr. Lawver's agreement was renewed for the year ended June 30, 1995 and 124,000 shares were issued to him during fiscal 1995. During fiscal 1996, the Consulting Agreement was again renewed with the same terms for fiscal 1997 and 85,000 shares were issued to him during fiscal 1996 to apply against services rendered. An additional option of 50,000 shares exercisable at a price of $1.53 per share was granted during fiscal 1996. The Company expensed $100,000 and $100,000 during fiscal 1996 and 1995, respectively and had $14,991 due to Mr. Lawver at June 30, 1996.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


In July 1995, the Company entered into a Consulting Agreement with Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement as amended in October 1995, the Company agreed to pay Mr. Dong $145,000 per annum in cash or in the Company's common stock payable monthly in arrears and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $1.53 per share. Under the terms of the Consulting Agreement, Mr. Dong invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Mr. Dong and the Company have agreed the price paid for the shares is deemed to be $145,000. During fiscal 1996, the Consulting Agreement was renewed with the same terms through June 30, 1997. No cash payments were made to Mr. Dong during fiscal 1996 or 1995, however 95,000 shares were issued during 1996 which were used to apply against services rendered. The Company expensed $145,000 and $0 during fiscal 1996 and 1995 and had $42,635 due to Mr. Dong as of June 30, 1996.

In July 1995, NuOasis Gaming entered into a Consulting Agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement, NuOasis Gaming agreed to pay Mr. Dong $20,000 in cash or in NuOasis Gaming's common stock, payable monthly in arrears, and granted him an option to purchase 275,000 shares of NuOasis Gaming's common stock at an exercise price of $.12 per share. Effective July 1, 1996, the Consulting Agreement was renewed through June 30, 1997 for an amount of $39,000 per annum. Cash payments of $5,000 were made to Mr. Dong by NuOasis Gaming during fiscal 1996 and no stock has been issued pursuant to this Consulting Agreement. NuOasis Gaming expensed $20,000 during fiscal 1996, and had $15,000 due to Mr. Dong as of June 30, 1996.

In January 1996, the Company entered into a consulting agreement with Albert Rapuano, pursuant to which Mr. Rapuano is to perform gaming consulting services and to hold the office of President of NuOasis International through December 31, 1996. Pursuant to the agreement, the Company agreed to pay Mr. Rapuano $250,000 per annum in cash or in the Company's common stock payable monthly in arrears and granted him an option to purchase 500,000 shares of the Company's common stock at an exercise price of $.91 per share. Under the terms of the Consulting Agreement, Mr. Rapuano invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Mr. Rapuano and the Company have agreed the price paid for the shares is deemed to be $250,000. No cash payments were made to Mr. Rapuano during fiscal 1996, however, 70,000 shares were issued during 1996 which were used to apply against services rendered. The Company expensed $115,000 and $0 during fiscal 1996 and 1995, respectively, and had $50,211 due to Mr. Rapuano as of June 30, 1996.

Transactions with  Directors and Affiliates

On March 17, 1994, Jonathan L. Small, Attorney at Law, became a member of the Board of Directors to fill a vacancy caused by the resignation of a former
Director in June 1993. On October 29, 1993, the Company entered into a Consulting Agreement with Mr. Small to retain his services to evaluate potential acquisitions and to assist the Company in the general development and execution of its business plan. Pursuant to the agreement, Mr. Small was issued 1,600 shares of the Company's common stock. On January 5, 1995, Mr. Small entered into a Consulting Agreement effective November 1, 1994, with the Company to retain Mr. Small to serve on the Board of Directors. 15,000 shares were issued to Mr. Small during fiscal 1996 which were used to apply against services rendered.

The Luke Trust and Lawver Corp. owns 93% and 7%, respectively, of NuVen Advisors, formerly New World. Fred G. Luke, as trustee of the Luke Trust, controls the Luke Trust and Mr. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


On June 14, 1993, NuVen Advisors acquired 24,000,000 shares of the Company's $.01 par value Series D Convertible Preferred Stock. At the time of the transaction, NuVen Advisors was unrelated to the Company. As a result, NuVen Advisors became the Control Person of the Company. On June 14, 1993, Fred G. Luke became a Director. On July 22, 1993, following the resignation of Frank Morelli II, Fred G. Luke became the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. The Luke Trust owns 93% of NuVen Advisors. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust and the disposition of 24,000,000 shares of the Company's Series D Preferred Stock.

Effective February 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional and advisory services for calendar year 1995. Pursuant to the Consulting Agreement, the Company agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $.80 per share. During fiscal 1996, the Advisory and Management Agreement was renewed for fiscal 1997 with the same terms. The Company expended $120,000 and $120,000 during fiscal 1996 and 1995, respectively, and had $2,958 due to NuVen Advisors as of June 30, 1996.

Effective April 1, 1994, NuOasis Gaming entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional and advisory services. Pursuant to such Agreement, NuOasis Gaming agreed to pay NuVen Advisors $180,000 annually, payable monthly in $15,000 increments in arrears, and granted NuVen Advisors an option to purchase 2,000,000 shares of common stock of NuOasis Gaming exercisable at a price of $.10 per share. During fiscal 1996, the Advisory and Management Agreement was renewed effective October 1, 1995, for $120,000 annually. NuOasis Gaming expensed $135,000 and $180,000 during fiscal 1996 and 1995, respectively, and had $118,000 due to NuVen Advisors as of June 30, 1996.

Effective July 1, 1994, NuOasis International entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional and advisory services for calendar year 1995. Pursuant to such agreement, NuOasis International agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase 1,100,000 shares of common stock of NuOasis International exercisable at a price of 110% of the book value per share on the day of the grant. During fiscal 1996, the Advisory and Management Agreement was renewed for fiscal 1997 with the same terms. NuOasis International expended $120,000 and $120,000 during fiscal 1996 and 1995, respectively, and had $224,499 due to NuVen Advisors as of June 30, 1996.

Effective July 1, 1994, NuOasis Properties entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional and advisory services on behalf of NuOasis Properties for the calendar year 1995. Pursuant to such agreement, NuOasis Properties agreed to pay NuVen Advisors $120,000 annually, payable monthly in arrears in $10,000 increments, and granted NuVen Advisors an option to purchase 1,100,000 shares of common stock of NuOasis Properties exercisable at a price of 110% of the book value per share on the date of the grant. During fiscal 1996, the Advisory and Management Agreement was renewed for fiscal 1997 with the same terms. Minimal amounts were billed by NuVen Advisors to NuOasis Properties, as little activity occurred in NuOasis Properties for fiscal 1996 and 1995. NuOasis Properties had $80,000 due from NuVen Advisors as of June 30, 1996.

Effective April 1, 1994, CMA entered into an Advisory and Management Agreement with NuVen Advisors for the engagement of NuVen Advisors to perform professional and advisory services. Pursuant to such agreement CMA agreed to pay NuVen Advisors $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen Advisors an option to purchase up to 5% of CMA's common stock outstanding at the time of exercise, exercisable at a price of 110% of the book value of such shares. During fiscal 1996, the Advisory and Management Agreement was renewed for fiscal 1997 with the same terms. CMA expended $120,000 and $120,000 during fiscal 1996 and 1995, respectively, and had $159,000 due to NuVen Advisors as of June 30, 1996.



                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


During fiscal year 1994, NuOasis Gaming entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares of NuOasis Gaming for consulting services. Such services were rendered during fiscal 1995. During fiscal year 1996, NuOasis Gaming entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, NuOasis Gaming agreed to issue 1,000,000 common shares of NuOasis Gaming to SAI and granted SAI an option to purchase 1,000,000 common shares of NuOasis Gaming, exercisable at $.12 per share. Under Rule 13d-3 (d) (1) (c), SAI is deemed the beneficial owner of 2,000,000 shares of NuOasis Gaming even though the shares are not outstanding. The agreement is fully contingent upon the final execution and closing of the purchase of National Pools Corporation. NuOasis Gaming expensed $75,000 and $54,000 during fiscal years 1996 and 1995, respectively and had approximately $40,000 due to SAI as of June 30, 1996.

During fiscal year 1996, Nona renewed an agreement with SAI to perform consulting services. Pursuant to such agreement, Nona incurred approximately $465,000 for services performed during fiscal year 1996. Nona expensed approximately $465,000 and $224,500 during fiscal years 1996 and 1995, respectively and had approximately $6,000 due to SAI as of June 30, 1996.

Note 10.    Income Taxes

The Company and its  subsidiaries,  NuOasis  International,  Fantastic Foods and
NuOasis Properties file a consolidated return for both federal and state purposes. The Company's controlled subsidiary, NuOasis Gaming, files separate consolidated returns with its subsidiaries.

The 1996 and 1995 provision for income taxes is as follows:


                                                      1996                                    1995
                                       ----------------------------------        ---------------------------------------
                                          The Company                                The Company
                                              and                                        and
                                         Subsidiaries         NuOasis Gaming        Subsidiaries         NuOasis Gaming
                                          (excluding               and               (excluding               and
                                        NuOasis Gaming)        Subsidiaries        NuOasis Gaming)        Subsidiaries
                                     --------------------- --------------------  -------------------  -------------------

Liability:
  Current tax expense
            Federal                  $           (784,210) $                 -   $         (192,070)  $                 -
            State                                (209,920)                   -              (57,196)                    -
                                     --------------------- --------------------  -------------------  -------------------
  Total current tax expense                      (994,130)                   -             (249,266)                    -
                                     --------------------- --------------------  -------------------  -------------------

Deferred taxes:
            Federal                              2,060,904           2,570,356            1,884,098               349,003
            State                                  558,092             379,808              105,212                47,731
            Change in valuation
            allowance                          (2,622,798)          (2,950,164)          (1,124,608)             (396,734)
                                     --------------------- --------------------  -------------------  --------------------
 Total deferred tax benefit
(provision)                                        (3,802)                   0              864,702                     0
                                     --------------------- --------------------  -------------------  -------------------

Income tax benefit (provision)       $           (997,932) $                 0   $          615,436   $                 0
                                     ===================== ====================  ===================  ===================


For the year ended June 30, 1996 and 1995, the Company's effective federal and state income tax rate applied to book taxable income (loss) differs from the statutory rate as follows:

                                                  1996           1995
                                                --------         --------

Federal statutory rate                          (34.00%)         (34.00%)
Minority interest                                (1.03%)               -
Effect of foreign controlled
  corporation loss for which no
  deferred tax amount was recognized             45.91%                -
Change in estimate of prior year liability       (2.49%)               -
Change in valuation allowance                    17.11%          (25.25%)
State taxes, net of federal effect               (4.39%)          (6.33%)
Utilization of net operating loss                (4.36%)          (1.36%)
Other                                            (3.83%)          (1.06%)
                                                --------         --------
Effective tax rate                               12.92%          (68.00%)
                                                ========         ========

The Company utilized $989,356 and $192,353 in net operating losses to offset federal and state taxable income for the years ended June 30, 1996 and 1995, respectively.

At June 30, 1996, the components of net deferred tax asset are as follows:


                                                         The Company                 NuOasis
                                                             and                   Gaming and
                                                        Subsidiaries              Subsidiaries
                                                         (excluding
                                                       NuOasis Gaming)
                                                  ------------------------  ------------------------
Current:


            Deferred tax assets resulting
               from temporary differences         $                21,588   $               154,224
            Valuation allowance                                   (21,588)                 (154,224)
                                                  ------------------------  ------------------------
Total current deferred tax asset                  $                     0   $                     0
                                                  ========================  ========================

Non-Current:
               Deferred tax liability
                  resulting from temporary
                  differences                     $               (136,967) $                     -
            Deferred tax assets resulting
               from loss carry forward                           4,723,686                2,795,940
            Valuation allowance                                 (3,725,817)              (2,795,940)
                                                  ------------------------- ------------------------
Total non-current tax asset                                        860,902                        0
                                                  ------------------------- ------------------------
Net deferred tax asset                            $                860,902  $                     0
                                                  ========================= ========================


The deferred taxes result from temporary differences relating to the difference in the basis of assets and liabilities for financial and tax reporting purposes. The temporary differences relate mainly to the difference in basis of the Gaming Interest, accounts receivable and the recognition of the benefit of prior year losses carried forward.

As a result of changes in stock ownership which occurred in 1993 and 1995, the Company's use of its net operating loss carry forwards may be limited by Section 382 of the Internal Revenue Code until such net operating loss carry forwards expire. The Company intends to obtain independent third party valuation of its stock for purposes of the calculation required by Section 382 in order to determine whether such net operating loss carry forwards may be limited. As of the date of this Report, the Company has not received such independent valuation and, accordingly, has accrued its income tax provision in consideration of
Section 382.


                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996



Deferred tax assets have been computed using the maximum expiration terms of 13 and 5 years (or total net operating losses available of approximately $11.9 million and $7.8 million) for federal and state tax purposes, respectively. Net operating losses expire from the years 2004 through 2009.

A valuation allowance was recorded at June 30, 1996 to offset benefits of net operating losses in excess of any potential federal loss carry back. The change in the valuation allowance in fiscal 1996 is due to the sale of cash flow producing assets.

No provision was made or benefits recognized in 1996 for U.S. income taxes on the undistributed earnings/ losses of the foreign subsidiary as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate earnings only when tax effective to do so. The foreign subsidiary had an accumulated deficit at June 30, 1996 which would have resulted in an unrecognized temporary difference for an NOL carryforward of approximately $9.6 million with a related unrecognized deferred tax benefit of approximately $3.3 million.

Note 11.     Segment Information and Concentration of Credit Risk

Industry Segments

The relative contributions to revenues, gross profit and identifiable assets of the Company's active industry segments for the years ended June 30, 1996 and 1995 are as follows:

                                             1996           1995
                                             ------------   -----------
Revenues
   Food Manufacturing and Distribution       $  1,251,174   $ 1,555,119
   Gaming/Entertainment                      $ 11,407,317   $ 3,292,273
Gross Profit
   Food Manufacturing and Distribution       $    412,721   $   616,271
   Gaming/Entertainment                      $ 11,407,317   $ 2,404,801

Identifiable assets of the Company's food manufacturing and distribution segment is approximately $1.9 million as of June 30, 1996.

Identifiable assets exclude intercompany loans, advances and investments. Intercompany trade receivables between segments have also been excluded from identifiable assets. Corporate assets are principally cash, marketable securities, deferred charges and assets held for disposition.

Significant Customers and Concentration of Credit Risk

Approximately 90% of the Company's net revenues for the year ended June 30, 1996, resulted from its Gaming Interest in the two Macau casinos. At June 30, 1996, the Company has approximately $3.8 million of related gaming receivable which was collected subsequent to year end.

The Company maintains several cash accounts with a bank. At June 30, 1996, the aggregate bank balance of such accounts do not exceed the federally-insured limit.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


The Company had sales to five customers and three customers, each in excess of 10% of total food sales during fiscal 1996 and 1995, respectively all of whom were distributors. At June 30, 1996, the Company had amounts due from four customers, each in excess of 10% of total food sales receivables.

Note 12.    Commitments and Contingencies

Operating Leases

The  Company  leases  two  manufacturing  plants  in  California  for  its  food processing operations. The Company also leases certain equipment on non-cancelable operating leases related to its food manufacturing activities. NuVen Advisors provides office space to the Company and its subsidiaries, along with general and administrative personnel, office furniture and equipment, telephone and fax services, accounting and automobiles pursuant to the various Management and Advisory Agreements.

At June 30, 1996 future rental payments due under non-cancelable operating leases, ranging from 1-3 years for buildings and equipment related to its food manufacturing activities, are as follows:

           Year Ending                  Amounts
            June 30,                      Due
       ------------------         ------------------
              1996                $          130,581
              1997                            11,400
              1998                            12,900
              1999                            12,100
              2000                             5,400
                                  ------------------
                                  $          172,381
                                  ==================

Rent expense charged to operations was $96,328 and $132,183 for the years ended June 30, 1996 and 1995, respectively.

Legal Proceedings

In January 1995, Charles Arnold ("Arnold"), a consultant to the Company's prior management, initiated a lawsuit against the Company, CMA and MDM Gaming Partners, L.P. ("MDM"), alleging that the defendants have denied him a 1% equitable interest in MDM, which was allegedly verbally promised to Arnold by Frank J. Morelli, II and Frank J. Morelli, III for alleged professional services rendered to MDM. Arnold is alleging damages in an amount of $90,000 in connection with this claim. The Company and the other defendants have filed a third-party complaint against FTF, Theodore E. DeTello, Frank J. Morelli, II and Frank J. Morelli, III, seeking full indemnification from them for any damages to which Arnold may be entitled in accordance with a certain Termination Agreement dated December 17, 1993 between the parties. Counsel for the Morelli's has recently indicated that the Morelli's would be taking the Fifth Amendment against testifying in connection with this lawsuit. Since Arnold may not have witnesses to prove the alleged existence of an oral promise, the likelihood of any recovery against the Company, CMA or MDM appears to be remote. Counsel for the parties have stipulated to binding arbitration to be held sometime in 1997.

A Complaint entitled Ruben Kitay et al vs. Nona Morelli's II, Inc., et al; United States District Court for the Central District of California: Case No. 95-4375 RMT(SHx), filed on October 10, 1995, in the U.S. District Court for the Central District of California and subsequently dismissed pursuant to stipulation, was refiled by the Plaintiffs on April 12, 1996, in a complaint entitled Gustavo Farias, et al v. Nona Morelli's II Inc., et al. The new complaint named the Company, its officers, the Company's accounting firm and other third parties as defendants in an alleged shareholder derivative action (the "Refiled Action") refiled on behalf of certain shareholders of NuOasis Gaming. The Refiled Action alleged securities fraud and RICO violations in connection with a certain Stock Purchase and Business Combination Agreement pursuant to which the Company acquired voting control of ENP (now NuOasis Gaming), and the events surrounding the bankruptcy of BGI. The plaintiffs seek damages in an amount not yet ascertained according to proof, interest, rescission, imposition of a constructive trust, diminution of share value for the individual plaintiffs, attorneys' fees and exemplary damages. Outside counsel for the Company in the Refiled Action, and the management of both NuOasis Gaming and the Company believe among other things, that the action was initiated by Mike Savage, a former consultant of NuOasis Gaming, and persons affiliated with him, as a part of an attempt to take control of NuOasis Gaming; that the Plaintiffs do not have standing to file such litigation; that the Plaintiffs have no competent and credible evidence to support their allegations; that they have failed to state a proper claim; and that they do not qualify as proper representatives in a shareholder action. After the filing of the Company's Motion to Dismiss in the original action, the original action was voluntarily dismissed by the Plaintiffs. The Company has filed a Motion to Dismiss the Refiled Action. As of the date of this Report, all but three of the Plaintiffs have dropped out of the litigation. In response to the Company's Motion to Dismiss, the remaining Plaintiffs have voluntarily dismissed most of the other Defendants and have dismissed the RICO claims. The Company's accounting firm and chief financial officer have been dismissed as Defendants. The Motion to Dismiss the remaining claims is currently pending.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


In June 1993, prior management of the Company issued 450,000 pre-reverse split shares of its common stock to Louis Siegel ("Siegel"), allegedly in consideration for food conveyor equipment. However, new management found the apparatus stored in the parking lot at the Pueblo, Colorado plant and discovered that the equipment was nothing more than scrap metal. In September 1994, when Mr. Siegel failed to provide an appraisal for the apparatus after a demand for the same from the Company's Chief Executive Officer, the Company's Board of Directors canceled the shares, finding that no consideration had been received for the issuance of the shares. In July 1995, Siegel requested reinstatement of the shares. The Company refused. No further developments occurred during fiscal year 1996. However, on September 6, 1996, the Company was served with a Complaint filed by Siegel against the Company in San Diego Superior Court entitled Louis Siegel vs. Nona Morelli's II, Inc. Case No. 703222 seeking compensatory damages in excess of $150,000, interest, punitive damages, costs of suit and attorney's fees. Counsel for the Company and Siegel have stipulated to a transfer of the action to the Superior Court for the County of Orange and the Superior Court of Orange County assigned Case No. 772045 to the complaint. The Company intends to vigorously defend the Complaint and is in the process of filing a Demurrer and Motion to Strike the Complaint.

The Company is involved, both as plaintiff and defendant, in litigation that originates in the normal course of business development or operations. Respective counsels for the Company do not believe that any existing litigation will result in an adverse judgment which would have a negative material impact on the Company's financial condition. Accordingly, no provision has been made in the accompanying financial statements for such contingencies.

Capital Requirements of Cleopatra

At June 30, 1996, Cleopatra has approximately $3,500,000 deposited with the builders of the Cap Gammarth Casino and the Hammamet Casino. Cleopatra has approximately $2,000,000 remaining to be paid, as security deposits and advance rent, before it can take possession of the two casinos (see Note 13 of the footnotes to the accompanying financial statements). Construction on the Cap Gammarth Casino and Hammamet Casino is near completion. In addition, Cleopatra estimates remaining expenditures and working capital requirements, including security deposits and advance rental payments, related to equipping and opening the two casinos to be approximately $15 million in aggregate.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996


To finance the expected $15 million in remaining expenditures on the Cap Gammarth Casino and the Hammamet Casino, the Company is negotiating a joint venture between NuOasis International and a European hotel management Company whereby the European hotel management Company will contribute up to $13.5 million in exchange for a 50% interest in the joint venture (see Note 13 of the footnotes to the accompanying financial statements). Alternatively, subject to providing satisfactory collateral, the Company has arranged for a credit facility with Banque Francaise de L'Orient (the "Bank") which Cleopatra may utilize to borrow up to $25 million.

Through June 30, 1996 the Company and its subsidiaries have, with few exceptions, financed all operations with internally generated funds and the Company's common stock. Third party debt and equity financing has been pursued, both domestically and internationally, without success. And, while the Company and its subsidiaries have been able to meet their financial commitments through the close of fiscal 1996, if for any reason, the proposed joint venture is not formed, or if Cleopatra is unable to borrow from the Bank, or if Cleopatra or NuOasis International are unable to otherwise meet their commitments under the various agreements to provide the furniture, fixtures, equipment and working capital for the proposed casinos once construction is completed, the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of their respective interest, or lose their respective rights to the projects and properties entirely.

Commitments of Cleopatra

As discussed above, and in Note 13, the Company is actively pursuing financing which may involve the pledge of or hypothecation of some or all of the Company's assets. The Company has no commitment for material capital expenditures, however, it is a guarantor of the obligation of Cleopatra under the Cap Gammarth agreement.

Note 13. Subsequent Events

Cleopatra

Subsequent to the close of fiscal 1996, NuOasis International executed letters of intent and was negotiating definitive agreements to acquire Replacement Properties related to its international gaming and hospitality activities.

In July 1996, Cleopatra signed two letters of intent with a company owning a hotel and casino project in Monastir, Tunisia, pursuant to which Cleopatra (or its designee, Cleopatra World), would lease the casino and through NuOasis International manage the hotel (to be re-named "Cleopatra Palace Resort - Monastir"), and provide Las Vegas casino gaming management for the casino (the "Monastir Casino").

In September 1996, the Company entered into an agreement in principle with a European hotel management Company pursuant to which the parties plan to form a joint venture. In exchange for a 50% interest in the new joint venture, the European hotel operator will provide the new joint venture with up to $13.5 million in working capital and the Company, through NuOasis International, will contribute or cause to be transferred its interest in the entities which hold the rights to manage the Le Palace Hotel, the Cap Gammarth Casino, the Hammamet Casino and the Monastir Casino.

In October 1996, the Company and Cleopatra entered into a reorganization agreement with Cleopatra which will result in NuOasis International issuing $13.5 million in secured promissory notes in consideration for 70% of the outstanding stock of three Cleopatra subsidiaries, including Cleopatra Cap Gammarth Casino, Cleopatra Hammamet Casino and Cleopatra Monastir. Additionally, the Company and Cleopatra agreed to increase NuOasis International's equity interest in Cleopatra from 28% to 33%.

                                                       [NM\10-KSB:63096FS.2] -45

                             NONA MORELLI'S II, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996

Additionally, following the restructuring agreement with Cleopatra, NuOasis International executed an agreement to purchase a 50% interest in Cleopatra World, Inc., a British Virgin island corporation ("Cleopatra World"), the lessor of the Le Palace Hotel and the commercial center, residential complex, real estate and improvements surrounding the Cap Gammarth Casino (the "Cap Gammarth. Resort").

National Pools Corporation

On June 13, 1996, Nona entered into an Option Agreement with Joseph Monterosso, President of National Pools Corporation ("NPC"), an individual previously unrelated to the NuOasis Gaming or Nona, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of the NuOasis Gaming owned by Nona at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 110,000 shares.

The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of the NuOasis Gaming by at least twenty million (20,000,000) shares. The option is assignable and shall expire 90 days after the next Annual Meeting of Shareholders of NuOasis Gaming.

On November 21, 1996, NuOasis Gaming's board of directors approved the acquisition of NPC. The acquisition is expected to be financed by the issuance of securities of NuOasis Gaming, however, a definitive agreement has not been signed. Moreover, the acquisition is contingent upon the occurrence of certain events including but not limited to: (a) NPC shareholder approval; (b) exercise of that certain option agreement between Monterosso and Nona; (c) Monterosso securing financing that would allow the exercise of the option by Monterosso and/or one or more qualified private investors; (d) reaching an agreement to sell CMA; and (e) shareholder approval of a proposal to increase the number of authorized shares of common stock of NuOasis Gaming by at least 20,000,000 shares. There are no assurances that such transaction will occur, and because of on-going negotiations and uncertainties surrounding the realization of such transaction, NuOasis Gaming cannot determine the ultimate effect on NuOasis Gaming's financial position at this time.

                                                       [NM\10-KSB:63096FS.2] -45