Form 10QSB
period 1996-03-31
MORELLIS NONA II INC
filed 1996-12-17
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996                     Commission File No. 0-18377
                                                                        --------

                             NONA MORELLI'S II, INC.
             (Exact name of registrant as specified in its charter)

                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   84-1126818
                    (I.R.S. Employer Identification Number)


                2 Park Plaza, Suite 470, Irvine, California 92614
               (Address of principal executive offices) (Zip Code)

                                 (714) 833-5381
              (Registrant's telephone number, including area code)

                                       N/A
                 (Former Address, if changed since last report)

                                       N/A
                (Former Zip Code, if changed since last report)

                                       N/A
             (Former telephone number, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes              No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         Common Stock $.01 par; 45,105,500 shares as of November 30, 1996.

                                                         Total No. of Pages:  21

                                                        [NM\10Q\033196.QSB] - 16

                             NONA MORELLI'S II, INC.
                                      INDEX



                                                                          Page

                                     PART I


Item 1.        Financial Statements

               Consolidated Balance Sheets as of March 31, 1996
                (unaudited) and June 30, 1995 (audited) ...................1

               Consolidated Statements of Operations for the Three
                and Nine Months Ended March 31, 1996 and 1995 (unaudited) .3

               Consolidated Statements of Cash Flows for the Nine Months
                Ended March 31, 1996 and 1995 (unaudited) .................4

               Notes to Consolidated Financial Statements .................5


Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................10


                                     PART II

Item 1.        Legal Proceedings ..........................................14

Item 2.        Changes In Securities ......................................14

Item 3.        Defaults Upon Senior Securities ............................14

Item 4.        Submission Of Matters To A Vote Of Security Holders ........14

Item 5.        Other Information ..........................................14

Item 6.        Exhibits And Reports On Form 8-K ...........................14

               Signatures .................................................15

                                                        [NM\10Q\033196.QSB] - 16



                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheets
          As of March 31, 1996 (Unaudited) and June 30, 1995 (Audited)




ASSETS                                                            March 31,                      June 30,
                                                                    1996                           1995
                                                             ------------------             ------------------
                                                                 (Unaudited)                     (Audited)
Current assets:                                              ------------------             ------------------

 Cash and cash equivalents                                   $          83,356              $          628,870
 Accounts receivable, net                                              117,856                         155,241
 Due from affiliate                                                  1,896,685                       2,111,228
 Inventory                                                              79,503                          99,121
 Other current assets                                                  204,432                         228,506
                                                             ------------------             ------------------
     Total current assets                                            2,381,832                       3,222,966
                                                             ------------------             ------------------
Property and equipment
 Food manufacturing equipment                                        1,045,384                       2,926,988
 Other                                                                 104,773                         104,666
 Accumulated depreciation and amortization                            (775,823)                     (1,464,463)
                                                             ------------------             -------------------
     Total property and equipment                                      374,334                       1,567,191
                                                             ------------------             -------------------
Other assets:
 Gaming Interest                                                    17,730,877                      20,932,285
 Property held for sale                                                539,213                         662,812
 Beneficial ownership                                                7,004,598                               -
 Deferred tax assets, net                                                    -                         810,102
 Deposits and other assets                                              15,150                         397,080
                                                             ------------------             -------------------
     Total other assets                                             25,289,838                      22,802,279
                                                             ------------------             ------------------
TOTAL ASSETS                                                 $      28,046,004              $       27,592,436
                                                             ==================             ==================


        See accompanying notes to these consolidated financial statements

                                                        [NM\10Q\033196.QSB] - 16



                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheets
          As of March 31, 1996 (Unaudited) and June 30, 1995 (Audited)



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           March 31,                  June 30,
                                                                             1996                       1995
                                                                          (Unaudited)                 (Audited)
                                                                     -------------------          ----------------
Current liabilities:

  Accounts payable, trade                                            $           278,943          $        353,231
  Accrued expenses                                                               301,413                    95,279
  Income taxes payable                                                           854,571                   249,266
  Due to affiliates                                                              470,357                   205,723
  Current portion of notes payables                                            3,002,835                 3,149,536
                                                                     --------------------            --------------
     Total current liabilities                                                 4,908,119                 4,053,035
                                                                     --------------------         ----------------
Long term liabilities:
  Long-term portion of notes payables                                            551,847                   220,247
                                                                     --------------------         ----------------
     Total long term liabilities                                                 551,847                   220,247
                                                                     --------------------         ----------------

     Total liabilities                                                         5,459,966                 4,273,282
                                                                     --------------------         ----------------
Commitments and contingencies

Minority interest                                                                      -                   233,877
                                                                     --------------------         ----------------
Stockholders' equity
 Preferred stock, Series C, $.01 par value; 1,000,000 shares authorized;  13,477
  shares  issued  and   outstanding  at  March  31,  1996  and  June  30,  1995,
  respectively
  (aggregate liquidation of $13,477).                                                135                       135
 Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized; issued and outstanding at
  March 31, 1996 and June 30, 1995, respectively
  (aggregate liquidation of up to $10,000,000).                                  240,000                   240,000
Common stock, $.01 par value;  50,000,000 shares
  authorized;  44,712,551  and 42,708,751 shares issued
  and outstanding at March 31, 1996 and June 30,
  1995, respectively                                                             447,125                   427,088
 Common stock subscription and stockholders' receivables                      (1,081,559)                 (946,814)
 Additional paid-in-capital                                                   47,406,457                44,867,753
 Accumulated deficit                                                         (24,423,695)              (21,500,460)
 Cost of 115 treasury shares                                                      (2,425)                   (2,425)
                                                                     --------------------         -----------------
     Total stockholders' equity                                               22,586,038                23,085,277
                                                                     --------------------         -----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $        28,046,004         $      27,592,436
                                                                     ====================         =================



        See accompanying notes to these consolidated financial statements

                                                        [NM\10Q\033196.QSB] - 16


                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Operations
                         for Three and Nine Months Ended
                       March 31, 1996 and 1995 (Unaudited)



                                                          Three Months Ended March 31,            Nine Months Ended March 31,
                                                    ---------------------------------------- ------------------------------------
                                                          1996                   1995             1996                  1995
                                                       (Unaudited)            (Unaudited)      (Unaudited)           (Unaudited)
                                                    ---------------       ------------------ ---------------       --------------

Gaming revenue                                      $            --       $        495,532   $           --        $    2,665,375
Gaming interest revenue                                   1,959,324                     --        9,479,206                     -
Food sales revenue                                          277,977                318,354          838,253             1,229,199
                                                    ----------------      ------------------ ---------------       --------------
     Total revenue                                        2,237,301                813,886       10,317,459             3,894,574
                                                    ----------------      ------------------ ---------------       --------------
Cost of gaming revenue                                           --                452,982               --             2,256,556
Cost of food sales revenue                                  212,217                237,057          594,868               707,223
                                                    ----------------      ------------------ ---------------       --------------
     Total cost of revenue                                  212,217                690,039          594,868             2,963,779
                                                    ----------------      ------------------ ---------------       --------------
Gross profit                                              2,025,084                123,847        9,722,591               930,795
                                                    ----------------      ------------------ ---------------       --------------
  Depreciation and amortization                           1,178,870                196,695        3,855,973               590,100
  Write down of fixed assets                              1,073,303                      -        1,073,303                     -
  Write down of beneficial ownership                      2,600,000                      -        2,600,000                     -
  Other valuation expense                                   766,180                      -          766,180                     -
  Selling, general and administrative expenses            1,672,256                468,548        2,861,055             2,246,223
                                                    ----------------      ------------------ ---------------       --------------
Operating income (loss)                                  (5,265,525)              (541,396)      (1,433,920)           (1,905,528)
                                                    ----------------      ------------------ ---------------       --------------
Other income (expense)                                      (71,868)                10,614         (267,965)              281,908
                                                    ----------------      ------------------ ---------------       --------------
Net income (loss) before income tax provision            (5,337,393)               (530,782)     (1,701,885)           (1,623,620)
                                                    ----------------      ------------------ ---------------       ---------------
Income tax benefit (provision)                              408,723                      --      (1,221,350)                    -
                                                    ----------------      ------------------ ---------------       --------------
Net income (loss)                                   $    (4,928,670)      $        (530,782) $   (2,923,235)       $   (1,623,620)
                                                    ================      ================== ===============       ===============
Net income (loss) per common share                  $          (.11)      $            (.06) $        (.07)        $         (.20)
                                                    ================      ================== ===============       ===============
Weighted average number of common shares
  outstanding used to compute net loss per
  common share                                           43,924,109               8,606,389      43,660,595             8,236,200
                                                    ================      ================== ===============       ==============



        See accompanying notes to these consolidated financial statements

                                                        [NM\10Q\033196.QSB] - 16



                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Cash Flows
                            for the Nine Months Ended
                       March 31, 1996 and 1995 (Unaudited)


                                                                                              Nine Months Ended March 31,
                                                                                     --------------------------------------------
                                                                                             1996                   1995
                                                                                     --------------------  ----------------------
                                                                                          (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $        (2,923,235)  $          (1,623,620)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                                               3,847,866                 590,100
   Services exchanged for stock                                                                1,401,166               1,032,363
   Valuation expenses                                                                          4,439,483                      --
   Deferred taxes, net                                                                         1,377,435                      --
   Minority interest                                                                            (233,877)                     --
   Other                                                                                              --                 969,758
 Increases (decreases) in changes in assets and liabilities:
   Accounts receivable                                                                            37,385                (319,600)
   Due from affiliate                                                                            214,543                      --
   Inventory                                                                                      19,618                 (38,316)
   Other assets                                                                                   83,976                (706,719)
   Accounts payable                                                                              (74,288)               (379,674)
   Accrued expenses                                                                              493,633                  58,163
   Due to affiliates                                                                             264,634                      --
                                                                                      -------------------  ----------------------
Net cash provided (used) by operating activities                                               8,948,339                (417,545)
                                                                                     --------------------  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Beneficial ownership interest                                                               (9,604,598)
  Purchase of leasehold improvements and equipment                                               (18,163)                     --
                                                                                     --------------------  ---------------------
Net cash used by investing activities                                                         (9,622,761)                     --
                                                                                     --------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in common stock subscription and stockholders' receivable                             (55,991)                     --
  Proceeds received from issuance of note payable                                                350,000                      --
  Principal payments on notes payables                                                          (165,101)               (125,173)
                                                                                     --------------------  ----------------------
Net cash provided (used) by financing activities                                                 128,908                (125,173)
                                                                                     --------------------  ----------------------
Net increase (decrease) in cash                                                                 (545,514)               (542,718)
                                                                                     --------------------  ----------------------
Cash and cash equivalents, beginning of period                                                   628,870               1,196,691
                                                                                     --------------------  ---------------------
Cash and cash equivalents, end of period                                             $            83,356   $             653,973
                                                                                     ====================  =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
     Interest                                                                        $            11,000   $                  --
     Income taxes                                                                                    800                      --
  Non-cash investing and financing activities:
      Common stock issued for services                                               $         1,409,855   $           1,032,363


        See accompanying notes to these consolidated financial statements

                                                        [NM\10Q\033196.QSB] - 16

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (Unaudited)

Note 1.           General

Description of Business

Nona Morelli's II Inc. and its subsidiaries (the "Registrant", or the "Company"), operates as a holding company for leisure and entertainment-related businesses. At March 31, 1996, the company had three wholly-owned and one controlled subsidiary engaged in food manufacturing and distribution, casino gaming and real estate investments.

The activities of the Company's subsidiaries are international, with existing food and gaming activities in the United States and Asia, and proposed activities in North Africa and Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements include the condensed consolidated balance sheet as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows of the Registrant and its subsidiaries for the nine months then ended. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Registrant's fiscal 1995 Form 10-KSB. The results of operations for the three and nine months ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Management Estimates

The Company was incorporated in the State of Colorado on February 6, 1989 as a successor to Nona Morelli Limited Partnership. The unaudited condensed consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods") and NuOasis Properties, Inc. ("NuOasis Properties"). In addition, the consolidated financial statements include the accounts of the Company's controlled subsidiary -- NuOasis Gaming, Inc. ("NuOasis Gaming") and its wholly-owned subsidiaries, Ba-Mak Gaming International, Inc. ("BGI") and Casino Management of America, Inc. ("CMA"). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Amortization of Gaming Interest

The Company  amortizes its interest in the profits of the two Macau casinos (see
Note 2) over a period of five years using the straight line method. Amortization during fiscal 1995 for the period since acquisition, May 25, 1995, through June 30, 1995, amounted to $410,437. Amortization for the quarter ended March 31, 1996 amounted to $1,067,136.

Reclassification of Prior Year Amounts

To enhance comparability, the 1995 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1996.

                                                        [NM\10Q\033196.QSB] - 16

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (Unaudited)

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and one of its operating subsidiaries was liquidated during fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative functions will be provided by consultants who are compensated primarily in the form of the Company's common stock. Management estimates that the Company will need to utilize its common stock to fund its operations through the end of fiscal 1996 and through fiscal year 1997. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Note 2.           Acquisition and Subsequent Sale of Investment

Gaming Interest

On May 25, 1995 the Company purchased from Mr. Ng Man Sun ("Mr. Ng"), doing business as Dragon, a 40% net profits interest in the gaming operations conducted by Dragon at the Holiday Inn and Hyatt Hotels in Macau (the "Gaming Interest"). The Gaming Interest was recorded as an investment in gaming property using the accounting basis of the elements of the consideration given having an aggregate book value of $21,342,722, and has been amortized on a straight line basis over a period of five years. Amortization expense and accumulated amortization with respect to the Gaming Interest was $3,611,845 and $410,437 for the nine months ended March 31, 1996 and the year ended June 30,1995, respectively. The Company recorded $9,479,206 and $2,111,228 in gaming revenues from the Gaming Interest for the nine months ended March 31, 1996, and for the period from May 25, 1995 to June 30, 1995, respectively. The Company has entered into an agreement to sell the Gaming Interest and, as a result, these revenues will not recur in future years.

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

Subsequent to March 31, 1996, the Company recognized a $6.6 million write down of the book value of the Gaming Interest to bring the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Mr. Ng, which was $.50 a share or $10 million in aggregate. Since the intended purchase of the Replacement Property will be effective later in fiscal 1997, the book value of the escrowed shares will be presented in a position similar to treasury stock subsequent to March 31, 1996.

The gaming revenues for the three months ended March 31, 1996 were classified as Due from Affiliate as of March 31, 1996 in the amount of approximately $1,959,324 and were subsequently collected in August 1996.

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

                                                        [NM\10Q\033196.QSB] - 16

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (Unaudited)


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

On August 8, 1996, the Company entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell the Company's entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). The sale closed on October 8, 1996 and, according to unaudited information received from Hartcourt, the Company's investment in the Hartcourt stock represents an equity interest of approximately 43%. Concurrent with the closing of the sale of the Company's interest in Peony Garden, the Hartcourt Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap"). No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Company's basis in Peony Garden represents approximately the amount of interest on the Peony Garden Note that would otherwise have been capitalized during the construction of the Peony Garden project. At March 31, 1996, the beneficial ownership interest in Peony Garden of $9.6 million was reduced to the value of the Company's equity in Hartcourt on or about the closing date of approximately $7 million resulting in a $2.6 million write down. The Company's ultimate realization of value from the investment in Hartcourt is dependent upon many factors, such as changes in the equity value in Hartcourt, which itself is dependent upon uncertainties surrounding Peony Garden, and upon the Company's ability to dispose of its investment at its current basis. The Company intends to exchange the Hartcourt equity investment for other equity investments.

Note 4.           Long-Term Debt

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

                                                        [NM\10Q\033196.QSB] - 16

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (Unaudited)

Note 5.           Stockholders' Equity

Common Stock Subscriptions and Stockholders' Receivable

During the nine months ended March 31, 1996, the Company incurred expenses on behalf of Cleopatra amounting to $876,093 which is included as a stockholders' receivable at March 31, 1996, net of an allowance for possible loss of $766,180 which is included in Other Valuation Expense.

During the quarter ended March 31, 1996, 868,824 common shares of NuOasis Gaming were issued upon exercise of options by the President of NuOasis Gaming in the amount of $104,258, or $.12 per share. NuOasis Gaming received a note receivable in the amount of $78,758, bearing interest of 10%, and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable has been classified as Stockholder Receivable in the amount of $78,758 at March 31, 1996 and was fully paid subsequent to March 31, 1996.

Note 6.           Subsequent Events

Cleopatra

Subsequent to March 31, 1996, NuOasis International executed letters of intent and was negotiating definitive agreements to acquire Replacement Properties related to its international gaming and hospitality activities.

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

                                                        [NM\10Q\033196.QSB] - 16

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (Unaudited)


The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of the NuOasis Gaming by at least twenty million (20,000,000) shares. The option is assignable and shall expire 90 days after the next Annual Meeting of Shareholders of NuOasis Gaming. On December 12, 1996, the Company was notified that effective November 30, 1996, Mr. Monterosso had assigned the option as to 95,000 Series B Preferred Shares, leaving him with an option to acquire 155,000 Series B Preferred Shares. As of the date of this Report, no part of the aggregate option to purchase 250,000 Series B Preferred shares has been exercised.

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

On November 25, 1996, NuOasis Gaming's Board of Directors elected Joseph Monterosso to fill one of the vacancies on NuOasis Gaming's Board of Directors. Additionally, on November 25, 1996, Fred G. Luke resigned as President of NuOasis Gaming and the Board of Directors of NuOasis Gaming elected Joseph Monterosso to the office of President.

Exercise of Options

Subsequent to March 31, 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Company in the amount of 440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made prior to year end and approximately $120,000 subsequent to year end. The note bears interest of 10% and is due in May 1997. The note receivable has been classified as Stockholder Receivable in the amount of $400,000 subsequent to March 31, 1996.

                                                        [NM\10Q\033196.QSB] - 16

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      Significant Developments During the Quarter ended March 31, 1996.

In January 1996, the Registrant made a prepayment of principal on the Peony Garden Note in the amount of $9.6 million and subsequently, in August 1996, the Registrant entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell the Registrant's entire interest in Peony Garden (see Note 3 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

(b)      Significant Subsequent Events

         Gaming Interest

         On August 5, 1996, NuOasis International, holder of the Gaming Interest, entered into an agreement with Mr. Ng to sell the Gaming Interest (see
Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

         Peony Garden

         As discussed above, the sale of the Peony Garden interest occurred on August 8, 1996 and closed on October 8, 1996.

         Cleopatra

         Subsequent to March 31, 1996, NuOasis International and Cleopatra entered into negotiations and several agreements (see Note 6 of the footnotes to the accompanying unaudited financial statements included herein at Item 1)

         National Pools Corporation

         On June 13, 1996, Nona entered into an Option Agreement with Joseph Monterosso, President of National Pools Corporation ("NPC"), an individual previously unrelated to NuOasis Gaming or Nona, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of NuOasis Gaming owned by Nona at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 110,000 shares (see Note 6 of the footnotes to the accompanying unaudited financial statements included herein at Item 1)

(c)      Going Concern

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

                                                        [NM\10Q\033196.QSB] - 16

(d)            Liquidity and Capital Resources

A comparison of working capital, cash and cash equivalents and current ratios are reflected in the following table:

                                          March 31,         June 30,
                                             1996             1995
                                        ------------        ----------
                                         (unaudited)         (audited)

Working Capital (Deficit)               $(2,526,287)        $(830,069)
Cash and Cash Equivalents               $    83,356         $ 628,870
Current Ratio                                   .49                .8

The most significant effects on working capital and its components during the nine months ended March 31, 1996 were (i) earned revenue of approximately $9.4 million from the Gaming Interest; (ii) the pre-payment of $9.6 million in principal on the Registrant's note issued to acquire the interest in Peony Garden; (iii) an increase in current liabilities of approximately $846,000; and;
(iv) a decrease in cash of approximately $545,000.

The Registrant's current plan for growth is to increase its working capital by converting the shares of Hartcourt received from the sale of Peony Garden into additional equity investments and, in turn, use these additional equity investments along with external debt and equity financing, if any can be arranged, to finance the activities of its subsidiaries, and for future acquisitions in its three business segments. Additionally, the Registrant anticipates receiving a distribution of net operating revenues from the Cleopatra casinos, which at the present time, subject to obtaining financing, are scheduled to be completed during the next calendar year. However, there are no assurances that the subject casinos will open during the next calendar year since the financing required by Cleopatra to complete and open its properties has not yet been committed. As of the date of this Report, the Registrant's sole operations are derived from its food manufacturing subsidiary and, therefore, there is considerable risk that the Registrant will not have adequate working capital to sustain its current status, and that the Registrant or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects during the next calendar year, in which case the Registrant or its subsidiaries may be forced to sell the projects or contribute them to a third party on terms which would preclude the Registrant from realizing significant future benefit, or any benefit at all from the projects. The Registrant does not currently have any significant capital commitments, however, the Registrant may need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries, and to continue to sustain itself.

(e)  Cash Flows

Cash provided by operating activities was $8,948,339 for the nine months ended March 31,1996 as compared to $417,545 in cash used by operating activities for the comparable period last year. The increase is primarily attributable to the receipt of $9.6 million generated from the Gaming Interest. Although revenues were accrued, there was no receipt of cash flow from the Gaming Interest during the same period last year.

Cash used in investing activities was $9,622,761 as compared to $0 for the comparable period last year. The increase is primarily attributable to the $9.6 million principal payment made to acquire the Registrant's beneficial ownership interest in Peony Garden as discussed above.

Cash provided by financing activities was $128,908 for the nine months ended March 31, 1996 as compared to $125,173 in cash used by financing activities for the comparable period last year. The increase is primarily attributable to a $350,000 loan obtained by Fantastic Foods for the repayment of existing debt, improvement of plant and equipment and for general working capital purposes.

                                                        [NM\10Q\033196.QSB] - 16

(f)  Results of Operations

     Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     The Registrant's total food sales for the three months ended March 31, 1996 were $277,977 as compared to $318,354, for the comparable period last year, resulting in a decrease of $40,377 or 12%. The decrease is primarily attributable to a combination of a $91,581 decrease in co-packing sales and a $51,201 increase in fresh pasta sales.

     The Registrant's total cost of food sales for the three months ended March 31, 1996 were $212,217 as compared to $237,057 for the comparable period last year, resulting in a decrease of $24,840 or 10%, which is primarily attributable to the lower food sales discussed above. Additionally, continued efforts to increase operating efficiencies have not compensated for the higher absorption of overhead on lower sales, and the Registrant's continued change in emphasis from the sale of its own brand label products to sales through private labeling arrangements has not yet had a positive effect on gross profit margin resulting in little change in gross profit margin.

     The Registrant's total gaming revenues for the three months ended March 31, 1996 were $1,959,324 as compared to $495,532 for the comparable period last year, resulting in an increase of $1,463,792 or 295%. The increase is primarily attributable to the timing of the acquisition of the Gaming Interest. Since the Gaming Interest was acquired on May 25, 1995 three months of revenue were earned during the current period as compared to the same period last year which included no revenues from the Gaming Interest. For the comparable period last year $495,532 of revenues were generated from BGI's operations. Since the Gaming Interest was sold after year end and BGI ceased operations, these revenues will not exist in the future.

     Since March 31, 1994, the Registrant has reported, on a consolidated basis, the revenues and net assets of NuOasis Gaming. The Registrant's cost of gaming revenue was $452,982 for the three months ended March 31, 1995, as compared to $0 for the three months ended March 31, 1996. Since cost of gaming revenue of $452,982 was solely from the operations of BGI, the decrease is attributable to the cessation of BGI's operations in April 1995 due to BGI's Chapter 7 bankruptcy proceedings.

     The Gaming Interest acquired in May 1995 was an acquisition of a forty percent (40%) net operating profits interest in the operations of two Macau casinos and, accordingly, had no effect on the total cost of gaming revenue. Amortization expense of $1,067,136 contributed to the increase in the total depreciation and amortization expense of $1,178,870 during the three months ended March 31, 1996.

     The Registrant's general and administrative expenses were $1,672,256 for the three months ended March 31, 1996, as compared to $468,548 for the comparable period last year, resulting in an increase of $1,203,708. The increase is primarily attributable to an increase in the Registrant's legal services provided in connection with the Registrant's legal proceedings and an increase in professional services provided in connection with consulting and advisory agreements.

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

     During the last fiscal quarter, the Registrant remodeled and improved its food processing equipment in its California locations and leased its Colorado facility held for sale. In connection therewith, the Company reevaluated the use and value of its older equipment and wrote off certain impaired equipment with a net book value of approximately $1 million.

                                                        [NM\10Q\033196.QSB] - 16

     During the three months ended March 31, 1996, the Registrant incurred expenses on behalf of Cleopatra amounting to $876,093 which is included as a stockholders' receivable at March 31, 1996, net of an allowance for possible loss of $766,180 which is included in Other Valuation Expense.

     The Registrant's total operating loss for the three months ended March 31, 1996 was $5,265,525 as compared to an operating loss of $541,396 for the comparable period last year, resulting in an operating loss increase of $4,724,129. The increase is attributable and the one time valuation expenses of approximately $2.6 million, $1 million, and $766,180 as discussed above. Comparatively, there were no such valuation expenses in the comparable period last year.

     Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31,
     1995

     The Registrant's total food sales for the nine months ended March 31, 1996 were $838,253 as compared to $1,229,199, for the comparable period last year, resulting in a decrease of $390,946 or 31%. The decrease is primarily due to the closure of the Registrants manufacturing locations which underwent remodeling during September and October for 1995. There was no such closure during the same period last year.

     The Registrant's total cost of food sales for the nine months ended March 31, 1996 were $594,868 as compared to $707,223 for the comparable period last year, resulting in a decrease of $112,355 or 15%, which is primarily attributable to the lower food sales discussed above. Additionally, continued efforts to increase operating efficiencies have not compensated for the higher absorption of overhead on lower sales, and the Registrant's continued change in emphasis from the sale of its own brand label products to sales through private labeling arrangements has not yet had a positive effect on gross profit margin resulting in a decrease in gross profit margin to 29% for the nine months ended March 31, 1996 from 42% for the comparable period last year.

     The Registrant's total gaming revenues for the nine months ended March 31, 1996 were $9,479,206 as compared to $2,665,375 for the comparable period last year, resulting in an increase of $6,813,831 or 255%. The increase is primarily attributable to the timing of the acquisition of the Gaming Interest. Since the Gaming Interest was acquired on May 25, 1995, nine months of revenue were earned during the current period as compared to the same period last year which included no revenues from the Gaming Interest. For the comparable period last year $2,665,375 of revenues were generated from BGI's operations. Since the Gaming Interest was sold after year end and BGI ceased operations, these revenues will not exist in the future.

     Since March 31, 1994, the Registrant has reported, on a consolidated basis, the revenues and net assets of NuOasis Gaming. The Registrant's cost of gaming revenue was $2,256,556 for the nine months ended March 31, 1995, as compared to $0 for the nine months ended March 31, 1996. Since cost of gaming revenue of $2,256,556 was solely from the operations of BGI, the decrease is attributable to the cessation of BGI's operations in April 1995 due to BGI's Chapter 7 bankruptcy proceedings.

     The Gaming Interest acquired in May 1995 was an acquisition of a forty percent (40%) net operating profits interest in the operations of two Macau casinos and, accordingly, had no effect on the total cost of gaming revenue. Amortization expense of $3,201,408 contributed to the increase in the total depreciation and amortization expense of $3,855,973 during the nine months ended March 31, 1996.

     The Registrant's general and administrative expenses were $2,861,055 for the nine months ended March 31, 1996, as compared to $2,246,223 for the comparable period last year, resulting in an increase of $614,832. The increase is primarily attributable to an increase in the Registrant's legal services provided in connection with the Registrant's legal proceedings and an increase in professional services provided in connection with consulting and advisory agreements.

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

                                                        [NM\10Q\033196.QSB] - 16

     During the nine months ended March 31, 1996, the Registrant remodeled and improved its food processing equipment in its California locations and leased its Colorado facility held for sale. In connection therewith, the Company re-evaluated the use and value of its older equipment and wrote off certain impaired equipment with a net book value of approximately $1 million.

     During the nine months ended March 31, 1996, the Registrant incurred expenses on behalf of Cleopatra amounting to $876,093 which is included as a stockholders' receivable at March 31, 1996, net of an allowance for possible loss of $766,180 which is included in Other Valuation Expense.

     The Registrant's total operating loss for the nine months ended March 31, 1996 was $1,433,920 as compared to an operating loss of $1,905,528 for the comparable period last year, resulting in an operating loss decrease of $471,608. The decrease is attributable to the combination of a $9,479,206 increase in the Registrant's revenues generated from its Gaming Interest and one time valuation expenses of approximately $2.6 million, $1 million, and $766,180 as discussed above. Comparatively, there were no such Gaming Interest revenues and valuation expenses in the comparable period last year.


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

The Registrant knows of no significant changes in the status of the pending litigation or claims against the Registrant as described in Form 10-KSB for the Registrant's fiscal year ended June 30, 1996, the Registrants most recent filing prior to this Report.

Item 2.       Changes In Securities

         None

Item 3.       Defaults Upon Senior Securities

         None

Item 4.       Submission Of Matters To A Vote Of Security Holders

         None

Item 5.       Other Information

         None

Item 6.       Exhibits And Reports On Form 8-K

         (a)  Exhibits:

              Exhibit Number                         Description of Exhibit
              --------------------------------       --------------------------
              27                                     Financial Data Schedule

         (b)  Reports on Form 8-K:

                  None

                                                        [NM\10Q\033196.QSB] - 16

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NONA MORELLI'S II, INC.


Dated: December 13, 1996                By:  /s/  Fred G. Luke
                                           ------------------------------------
                                                  Fred G. Luke,
                                                  Chief Executive Officer
                                                  and Director



Dated: December 13, 1996                By:  /s/  Steven H. Dong
                                           ------------------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer

                                                        [NM\10Q\033196.QSB] - 16