Form 10QSB
period 1996-09-30
MORELLIS NONA II INC
filed 1996-12-23
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996                 Commission File No. 0-18377
                                                                        --------

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

                                       Yes              No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

         Common Stock $.01 par; 45,105,500 shares as of November 30, 1996.

                                                         Total No. of Pages:  17

                                                           [NM\10Q\093096.QSB]-5

                             NONA MORELLI'S II, INC.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 1996
                (unaudited) and June 30, 1996 (audited) ...................1

               Consolidated Statements of Operations for the Three
                Months Ended September 30, 1996 and 1995 (unaudited) ......3

               Consolidated Statements of Cash Flows for the Three
                Months Ended September 30, 1996 and 1995 (unaudited) ......4

               Notes to Consolidated Financial Statements .................5


Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................10


                                     PART II

Item 1.        Legal Proceedings ..........................................13

Item 2.        Changes In Securities ......................................13

Item 3.        Defaults Upon Senior Securities ............................13

Item 4.        Submission Of Matters To A Vote Of Security Holders ........13

Item 5.        Other Information ..........................................13

Item 6.        Exhibits And Reports On Form 8-K ...........................13

               Signatures .................................................14

                                                           [NM\10Q\093096.QSB]-5



                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheets
        As of September 30, 1996 (Unaudited) and June 30, 1996 (Audited)




ASSETS                                                         September 30,                     June 30,
                                                                    1996                           1996
                                                             ------------------             -------------------
                                                                (Unaudited)                      (Audited)
                                                             ------------------             -------------------

Current assets:
 Cash and cash equivalents                                   $         378,118              $           50,436
 Accounts receivable, net                                              102,491                         136,061
 Due from affiliate                                                          -                       3,887,435
 Inventory                                                              90,406                          93,599
 Other current assets                                                   31,238                          15,000
                                                             ------------------             -------------------
     Total current assets                                              602,253                       4,182,531
                                                             ------------------             -------------------
Property and equipment
 Food manufacturing equipment                                        1,065,249                       1,065,249
 Other                                                                  84,911                          84,911
 Accumulated depreciation and amortization                            (832,868)                       (804,556)
                                                             ------------------             -------------------
     Total property and equipment                                      317,292                         345,604
                                                             ------------------             -------------------
Other assets:
 Beneficial ownership interest                                       7,004,598                       7,004,598
 Property held for sale                                                539,213                         539,213
 Deferred tax assets, net                                              860,902                         860,902
 Deposits and other assets                                               7,850                           7,850
                                                             ------------------             -------------------
     Total other assets                                              8,412,563                       8,412,563
                                                             ------------------             -------------------
TOTAL ASSETS                                                 $       9,332,108              $       12,940,698
                                                             ==================             ===================


        See accompanying notes to these consolidated financial statements

                                                           [NM\10Q\093096.QSB]-5



                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheets
        As of September 30, 1996 (Unaudited) and June 30, 1996 (Audited)



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         September 30,                June 30,
                                                                             1996                       1996
                                                                          (Unaudited)                 (Audited)
                                                                     --------------------         ----------------
Current liabilities:

  Accounts payable, trade                                            $           283,148          $        327,215
  Accrued expenses                                                               851,125                   617,640
  Due to affiliates                                                              594,258                   813,028
  Income taxes payable                                                         1,243,396                 1,243,396
  Current maturities of long-term debt to affiliate
    and others                                                                   103,464                 3,105,216
                                                                     --------------------         ----------------
     Total current liabilities                                                 3,075,391                 6,106,495
                                                                     --------------------         ----------------
Long term liabilities:
  Long-term debt                                                                 403,457                   425,327
                                                                     --------------------         ----------------
     Total long term liabilities                                                 403,457                   425,327
                                                                     --------------------         ----------------

     Total liabilities                                                         3,478,848                 6,531,822
                                                                     --------------------         ----------------
Commitments and contingencies
Stockholders' equity
 Preferred stock, Series D, $.01 par value; 24,000,000 shares authorized, issued and outstanding at June 30, 1996
  (aggregate liquidation of up to $10,000,000).                                  240,000                   240,000
Common stock, $.01 par value;  50,000,000 shares
  authorized; 45,022,300 shares issued
  and outstanding at September 30, 1996 and June 30, 1996.                       450,223                   450,223
 Additional paid-in-capital                                                   48,140,524                47,648,677
 Accumulated deficit                                                         (31,445,206)              (30,220,100)
 Cost of 20,000,115 treasury shares                                          (10,002,425)              (10,002,425)
 Common stock subscription and stockholders' receivables                      (1,529,856)               (1,707,499)
                                                                     --------------------         -----------------
     Total stockholders' equity                                                5,853,260                 6,408,876
                                                                     --------------------         ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $         9,332,108          $     12,940,698
                                                                     ====================         ================


        See accompanying notes to these consolidated financial statements

                                                           [NM\10Q\093096.QSB]-5



                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Operations
                             for Three Months Ended
                     September 30, 1996 and 1995 (Unaudited)



                                                                   Three Months Ended September 30,
                                                             ---------------------------------------------
                                                                    1996                      1995
                                                                 (Unaudited)               (Unaudited)
                                                             ------------------       --------------------

Gaming interest revenue                                      $               -        $        3,974,526
Food sales revenue                                                     351,371                   290,162
                                                             ------------------       --------------------
     Total revenue                                                     351,371                 4,264,688
                                                             ------------------       --------------------
Cost of food sales revenue                                             269,576                   198,761
                                                             ------------------       --------------------
     Total cost of revenue                                             269,576                   198,761
                                                             ------------------       --------------------
Gross profit                                                            81,795                 4,065,927
                                                             ------------------       --------------------
  Depreciation and amortization                                         28,312                 1,143,016
  Legal and professional fees                                          580,142                   570,408
  Loss on sale of investment                                           367,730                         -
  Selling, general and administrative expenses                         310,546                   235,454
                                                             ------------------       --------------------

Operating income (loss)                                             (1,204,935)                 2,117,049
                                                             ------------------       --------------------
Other income (expense)                                                 (20,171)                   (95,972)
                                                             ------------------       --------------------
Net income (loss) before income tax provision                       (1,225,106)                 2,021,077
                                                             ------------------       --------------------
Income tax benefit (provision)                                               -                 (1,020,743)
                                                             ------------------       --------------------
Net income (loss)                                            $      (1,225,106)       $         1,000,334
                                                             ==================       ====================
Net income (loss) per common share                           $            (.03)       $               .02
                                                             ==================       ====================
Weighted average number of common shares
  outstanding used to compute net loss per
  common share                                                      45,048,500                 42,850,743
                                                             ==================       ===================


        See accompanying notes to these consolidated financial statements

                                                           [NM\10Q\093096.QSB]-5



                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 1996 and 1995 (Unaudited)

                                                                                           Three Months Ended September 30,
                                                                                     --------------------------------------------
                                                                                             1996                   1995
                                                                                     --------------------  ----------------------
                                                                                          (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                  $        (1,225,106)  $           1,000,334
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                                                  28,312               1,143,016
   Services exchanged for stock                                                                  278,673                 560,273
   Loss on sale of investment                                                                    367,730                      --
   Deferred taxes, net                                                                                --               1,020,743
   Minority interest                                                                                  --                (136,452)
 Increases (decreases) in changes in assets and liabilities:
   Restricted Cash                                                                                    --              (2,111,228)
   Accounts receivable                                                                            33,570              (1,750,004)
   Due from affiliate                                                                          3,887,435                      --
   Inventory                                                                                       3,193                    (715)
   Other assets                                                                                  (16,238)                (99,955)
   Accounts payable                                                                              (44,068)                154,161
   Accrued expenses                                                                              (45,188)                247,162
   Due to affiliates                                                                            (218,770)                     --
                                                                                     --------------------  ----------------------
Net cash provided by operating activities                                                      3,049,543                  27,335
                                                                                     --------------------  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investment                                                               124,117                       --
                                                                                     --------------------  ----------------------
Net cash provided by investing activities                                                       124,117                       --
                                                                                     --------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from repayment of shareholder notes receivable                               177,643                      --
  Principal payments on notes payables                                                        (3,023,621)                (28,148)
                                                                                     --------------------  ----------------------
Net cash used by financing activities                                                         (2,845,978)                (28,148)
                                                                                     --------------------  ----------------------
Net increase (decrease) in cash                                                                  327,682                    (813)
                                                                                     --------------------  ----------------------
Cash and cash equivalents, beginning of period                                                    50,436                 628,870
                                                                                     --------------------  ----------------------
Cash and cash equivalents, end of period                                             $           378,118   $             628,057
                                                                                     ====================  ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
     Interest                                                                        $            20,171   $                  --
     Income taxes                                                                                     --                      --
  Non-cash investing and financing activities:
      Common stock issued for services                                               $           278,673   $             560,273


        See accompanying notes to these consolidated financial statements

                                                           [NM\10Q\093096.QSB]-5

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)

Note 1.           General

Description of Business

Nona Morelli's II Inc. and its subsidiaries (the "Registrant", or the "Company"), operates as a holding company for leisure and entertainment-related businesses. At September 30, 1996, the company had three wholly-owned and one controlled subsidiary engaged in food manufacturing and distribution, casino gaming and real estate investments.

The activities of the Company's subsidiaries are international, with existing food and gaming activities in the United States, and proposed activities in North Africa, the Caribbean and Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements include the condensed consolidated balance sheet as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows of the Registrant and its subsidiaries for the three months then ended. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Registrant's fiscal 1996 Form 10-KSB. The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

Reclassification of Prior Year Amounts

To enhance comparability, the 1996 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1997.

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and one of its operating subsidiaries was liquidated during fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative

                                                           [NM\10Q\093096.QSB]-5

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)

functions will be provided by consultants who are compensated primarily in the form of the Company's common stock. Management estimates that the Company will need to utilize its common stock to fund its operations through fiscal year 1997. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Note 2.           Acquisitions and Sale of Investments

Gaming Interest

On May 25, 1995 the Company purchased from Dragon Sight International Amusement (Macau) Company ("Dragon"), a sole proprietorship consisting of Mr. Ng Man Sun ("Mr. Ng"), a 40% net profits interest in the gaming operations conducted by Dragon at the Holiday Inn and Hyatt Hotels in Macau (the "Gaming Interest").

On August 5, 1996, NuOasis International, holder of the Gaming Interest, entered into an agreement with Mr. Ng to sell the Gaming Interest for $20 million of the Company's common stock. On or about September 30, 1996, 20,000,000 shares of the Company's common stock were tendered by Mr. Ng to a third party escrow agent pending the closing of the purchase of replacement properties which NuOasis International is currently negotiating to purchase ("the Replacement Property").

The Company recognized a $6.6 million write down of the book value of the Gaming Interest, during fiscal year 1996, to bring the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Mr. Ng, which was $.50 a share or $10 million in aggregate. Since the intended purchase of the Replacement Property will be effective at some time in fiscal 1997, the book value of the escrowed shares is presented in a position similar to treasury stock as of September 30, 1996.

Gaming revenues in the amount of $3.9 million that were due as of June 30, 1996, were collected in August 1996.

NuOasis Gaming

In July 1996, the Company sold 497,157 common shares of NuOasis Gaming for an approximate amount of $124,000, resulting in a loss on sale of investment of approximately $368,000, since the Company's book value basis of the 497,157 common shares was approximately $492,000. As of September 30, 1996, the Registrant no longer holds common shares of NuOasis Gaming, however, the Registrant still maintains approximately 39% voting control through holding 250,000 Series B Preferred Shares of NuOasis Gaming. On June 13, 1996, Nona entered into an Option Agreement to sell the 250,000 Series B Preferred Shares (see Note 7 included herein).

Cleopatra

During the quarter ended  September  30, 1996,  NuOasis  International  executed
letters  of  intent  and  was  negotiating   definitive  agreements  to  acquire
Replacement Properties related to its international gaming and hospitality activities.

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

                                                           [NM\10Q\093096.QSB]-5

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)

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

In April 1996, the Company requested a title opinion on Peony Garden in conjunction with NuOasis International's efforts to receive financing on the property. Upon receipt of the title opinion in October 1996, the Company learned that under PRC law, real property cannot be transferred until completion of the project. Since the project was not completed, and the Peony Garden Note was non recourse other than against the Company's interest in Peony Garden, the Company had presented at June 30, 1996, its investment in Peony Garden as a beneficial ownership interest in the real estate development.

On August 8, 1996, the Company entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell the Company's entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). The sale closed on October 8, 1996 and, according to unaudited information received from Hartcourt, the Company's investment in the Hartcourt stock represents an equity interest of approximately 43%. Concurrent with the closing of the sale of the Company's interest in Peony Garden, the Hartcourt Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap"). No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Company's basis in Peony Garden represents approximately the amount of interest on the Peony Garden Note that would otherwise have been capitalized during the construction of the Peony Garden project. The beneficial ownership interest in Peony Garden of $9.6 million was reduced to the value of the Company's equity in Hartcourt on or about the closing date of approximately $7 million resulting in a $2.6 million write down during fiscal year ended June 30, 1996. The Company's ultimate realization of value from the investment in Hartcourt is dependent upon many factors, such as changes in the equity value in Hartcourt, which itself is dependent upon uncertainties surrounding Peony Garden, and upon the Company's ability to dispose of its investment at its current basis. Following the exchange of Hartcourt shares for the Cleopatra Notes (see Note 7 included herein) and the interest in Cleopatra's World, NuOasis International owned approximately 700,000 Hartcourt shares, which it intends to exchange for other gaming and hospitality- related interests.

Note 4.           Long-Term Debt

In August 1996, the Company paid $3.2 million as full payment of the principal and accrued interest on the original note issued as part of the purchase of the Gaming Interest on May 25, 1995.

Note 5.           Stockholders' Equity

Common Stock Subscriptions and Stockholders' Receivable

During fiscal year 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Company in the amount of $440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made prior to year ended June 30, 1996 and approximately $120,000 during July 1996. The note

                                                           [NM\10Q\093096.QSB]-5

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)

bears interest of 10% and is due in May 1997. The note receivable has been classified as Stockholder Receivable in the amount of $280,000 at September 30, 1996.

During fiscal year ended June 30, 1996, 868,824 common shares of NuOasis Gaming were issued upon exercise of options by the former President of NuOasis Gaming in the amount of $104,258, or $.12 per share. NuOasis Gaming received a note receivable in the amount of $78,758, bearing interest of 10%, and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable was fully paid during the quarter ended September 30, 1996.

Note 6.           Commitments and Contingencies

Capital Requirements of Cleopatra

At September 30, 1996, Cleopatra has approximately $3,500,000 deposited with the builders of the Cap Gammarth Casino and the Hammamet Casino. Cleopatra has approximately $2,000,000 remaining to be paid, as security deposits and advance rent, before it can take possession of the two casinos. Construction on the Cap Gammarth Casino and Hammamet Casino is near completion. In addition, Cleopatra estimates remaining expenditures and working capital requirements, including security deposits and advance rental payments, related to equipping and opening the two casinos to be approximately $15 million in aggregate.

To finance the expected $15 million in remaining expenditures on the Cap Gammarth Casino and the Hammamet Casino, the Company is negotiating a joint venture between NuOasis International and a European hotel management Company whereby the European hotel management Company will contribute up to $13.5 million in exchange for a 50% interest in the joint venture (see Note 2 included herein). Alternatively, subject to providing satisfactory collateral, the Company has arranged for a credit facility with Banque Francaise de L'Orient (the "Bank") which Cleopatra may utilize to borrow up to $25 million.

Through September 30, 1996 the Company and its subsidiaries have, with few exceptions, financed all operations with internally generated funds and the Company's common stock. Third party debt and equity financing has been pursued, both domestically and internationally, without success. And, while the Company and its subsidiaries have been able to meet their financial commitments through September 30, 1996, if for any reason, the proposed joint venture is not formed, or if Cleopatra is unable to borrow from the Bank, or if Cleopatra or NuOasis International are unable to otherwise meet their commitments under the various agreements to provide the furniture, fixtures, equipment and working capital for the proposed casinos once construction is completed, the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of its respective interest, or lose its respective rights to the projects and properties entirely.

Commitments of Cleopatra

The Company is actively pursuing financing which may involve the pledge of or hypothecation of some or all of the Company's assets. The Company has no commitment for material capital expenditures, however, it is a guarantor of the obligation of Cleopatra under the Cap Gammarth agreement.

Note 7.           Subsequent Events

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

                                                           [NM\10Q\093096.QSB]-5

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)

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

Cleopatra Palace and Cleopatra World

In October 1996, the Company and Cleopatra entered into a reorganization agreement with Cleopatra which will result in NuOasis International issuing $13.5 million in secured promissory notes (the "Cleopatra Notes") in consideration for 70% of the outstanding stock of three Cleopatra subsidiaries, including Cleopatra Cap Gammarth Casino, Cleopatra Hammamet Casino and Cleopatra Monastir. Additionally, the Company and Cleopatra agreed to increase NuOasis International's equity interest in Cleopatra from 28% to 33%. In December 1996, NuOasis International transferred 2.7 million shares of Hartcourt received in the sale of the Peony Garden property (see Note 3 included herein) to satisfy the Cleopatra Notes.

Additionally, following the restructuring agreement with Cleopatra, NuOasis International executed an agreement to purchase a 50% interest in Cleopatra World, Inc., a British Virgin island corporation ("Cleopatra World"), the lessor of the Le Palace Hotel and the commercial center, residential complex, real estate and improvements surrounding the Cap Gammarth Casino (the "Cap Gammarth Resort").

Exercised Options

On October 8, 1996, 50,000 common shares were issued upon exercise of an option by John D. Desbrow, Secretary of the Company in the amount of $29,200, or approximately $.58 per share. In lieu of cash being received for payment of the exercise price, the Company received a credit of $29,200 against amounts owed to Mr. Desbrow for professional services performed pursuant to a consulting agreement with Mr. Desbrow.

                                                           [NM\10Q\093096.QSB]-5

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      Significant Developments During the Quarter ended September 30, 1996

         Gaming Interest

         On August 5, 1996, NuOasis International, holder of the Gaming Interest, entered into an agreement with Mr. Ng to sell the Gaming Interest (see
Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

         Peony Garden

         On August 8, 1996, the sale of the Peony Garden interest occurred, which later closed on October 8, 1996 (see Note 3 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

         Cleopatra

         During the current quarter, NuOasis International and Cleopatra entered into negotiations and several agreements (see Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

         National Pools Corporation

         On November 21, 1996, NuOasis Gaming's Board of Directors approved the acquisition of NPC. The acquisition is expected to be financed by the issuance of securities of NuOasis Gaming, however, a definitive agreement has not been signed. Moreover, the acquisition is contingent upon the occurrence of certain events (see Note 7 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

(b)           Going Concern

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

(c)       Liquidity and Capital Resources

         A comparison of working capital, cash and cash equivalents and current ratios are reflected in the following table:

                                        September 30,         June 30,
                                             1996               1996
                                        -------------       ------------
                                         (unaudited)          (audited)
Working Capital (Deficit)               $(2,473,138)        $(1,923,964)
Cash and Cash Equivalents               $   378,118         $    50,436
Current Ratio                                   .20                 .68

         The most significant effects on working capital and its components during the three months ended September 30, 1996 were the payment of $3.2 million in principal and interest on the Registrant's note issued to acquire the Gaming Interest and an increase in cash of approximately $327,682.

                                                           [NM\10Q\093096.QSB]-5

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

(d)           Cash Flows

         Cash provided by operating activities was $3,049,543 for the three months ended September 30,1996 as compared to $27,335 for the comparable period last year. The increase is primarily attributable to the receipt of $3.9 million generated from the Gaming Interest offset by payments made for accrued interest and other current liabilities. Although revenues were accrued, there was no receipt of cash flow from the Gaming Interest during the same period last year.

         Cash provided by investing activities was $124,117 for the three months ended September 30, 1996 as compared to $0 for the comparable period last year. The increase is primarily attributable to the sale of 497,157 common shares of NuOasis Gaming. As of September 30, 1996, the Registrant no longer holds common shares of NuOasis Gaming, however, the Registrant still maintains approximately 39% voting control through holding 250,000 Series B Preferred Shares of NuOasis Gaming. On June 13, 1996, Nona entered into an Option Agreement with Joseph Monterosso, President of National Pools Corporation ("NPC"), an individual previously unrelated to NuOasis Gaming or Nona, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of NuOasis Gaming owned by Nona at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 110,000 shares (see Note 7 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

         Cash used by financing activities was $2,845,978 for the three months ended September 30, 1996 as compared to $28,148 for the comparable period last year. The increase is primarily attributable to the payment of $3 million in principal on the Registrant's note issued to acquire the Gaming Interest (see
Note 4 of the footnotes to the accompanying unaudited financial statements included herein at Item 1) and payments received on the collection of Stockholders Receivables in the approximate amount of $180,000 (see Note 5 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

(e)      Results of Operations

         Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         The Registrant's total food sales for the three months ended September 30, 1996 were $351,371 as compared to $290,162, for the comparable period last year, resulting in an increase of $61,209 or 21%. The increase is primarily attributable to an increase in additional customers purchasing filled pasta over the comparable period last year.



                                                           [NM\10Q\093096.QSB]-5

         The Registrant's total cost of food sales for the three months ended September 30, 1996 were $269,576 as compared to $198,761 for the comparable period last year, resulting in an increase of $70,815 or 36%. The increase in total cost of food sales is primarily attributable to the higher direct labor costs associated with manufacturing more "filled" pasta than "flat" pasta. The change in sales mix also caused a slight increase of 8% in relative total cost of sales.

         The Registrant's total gaming revenues for the three months ended September 30, 1995 were $3,974,526 as compared to $0 for the comparable period this year. The increase is attributable to the sale of the Gaming Interest. Since the Gaming Interest sale was effective June 30, 1996, there was no revenue earned during the current period as compared to the same period last year. Gaming Interest revenues will not exist in the future.

         The Gaming Interest acquired in May 1995 was an acquisition of a forty percent (40%) net operating profits interest in the operations of two Macau casinos and, accordingly, had no effect on the total cost of gaming revenue, however, amortization expense of $1,067,136 was incurred during the quarter ended September 30, 1995. Since the sale of the Gaming Interest was effective June 30, 1996, there was no amortization expense of the Gaming Interest during the current quarter as there was during the same quarter last year resulting in a decrease in total depreciation and amortization expense of approximately $1.1 million.

         The  loss  on  sale  of   investment  in  the  amount  of  $367,730  is
attributable to the sale of 497,157 common shares of NuOasis Gaming, as discussed above. There was no such sale of investment during the comparable period last year.

         The Registrant's total legal and professional fees and general and administrative expenses were $890,688 for the three months ended September 30, 1996, as compared to $805,862 for the comparable period last year. The small increase is primarily attributable to the accrual of continued professional services provided by consultants under professional advisory and management agreements.

         The Registrant's total operating loss for the three months ended September 30, 1996 was $1,204,935 as compared to an operating income of $2,117,049 for the comparable period last year. The decrease of approximately $3.3 million is primarily attributable to the sale of the Gaming Interest discussed above.

                                                           [NM\10Q\093096.QSB]-5

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings

         The Registrant knows of no significant changes in the status of the pending litigation or claims against the Registrant as described in Form 10-KSB for the Registrant's fiscal year ended June 30, 1996.

Item 2.       Changes In Securities

         None

Item 3.       Defaults Upon Senior Securities

         None

Item 4.       Submission Of Matters To A Vote Of Security Holders

         None

Item 5.       Other Information

         None

Item 6.       Exhibits And Reports On Form 8-K

         (a)  Exhibits:

              Exhibit Number                      Description of Exhibit
              -------------------------------     -----------------------------
              27                                  Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                                                           [NM\10Q\093096.QSB]-5

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NONA MORELLI'S II, INC.


Dated: December 15 , 1996               By:  /s/  Fred G. Luke
               ----                     ---------------------------------------
                                                  Fred G. Luke,
                                                  Chief Executive Officer
                                                  and Director



Dated: December 15 , 1996               By:  /s/  Steven H. Dong
               ----                     ---------------------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer

                                                           [NM\10Q\093096.QSB]-5