Form 10QSB
period 1996-12-31
MORELLIS NONA II INC
filed 1997-03-14
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1996                 Commission File No. 0-18377

                             NONA MORELLI'S II, INC.
             (Exact name of registrant as specified in its charter)

                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   84-1126818
                     (I.R.S. Employer Identification Number)

                   2 Park Plaza, Suite 470, Irvine, California
                    (Address of principal executive offices)

                                      92614
                                   (Zip Code)

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

         Common Stock $.01 par; 48,857,500 shares as of January 31, 1997.

                                                          Total No. of Pages: 21

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                                      INDEX

                                                                            Page

                                     PART I


Item 1.           Financial Statements

                  Consolidated Balance Sheet as of December 31, 1996
                    (unaudited) ...........................................1

                  Consolidated Statements of Operations for the Three
                    and Six Months Ended December 31, 1996 and 1995
                    (unaudited) ...........................................3

                  Consolidated Statements of Cash Flows for the Six
                    Months Ended December 31, 1996 and 1995 (unaudited) ...4

                  Notes to Consolidated Financial Statements ..............5


Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................13


                                     PART II

Item 1.           Legal Proceedings........................................16

Item 2.           Changes In Securities....................................16

Item 3.           Defaults Upon Senior Securities..........................16

Item 4.           Submission Of Matters To A Vote Of Security Holders......16

Item 5.           Other Information........................................17

Item 6.           Exhibits And Reports On Form 8-K.........................17

                  Signatures...............................................18

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheets
                       As of December 31, 1996 (Unaudited)


ASSETS                                            December 31,
                                                  1996
                                                  (Unaudited)
Current assets:
 Cash and cash equivalents                        $              86,689
 Accounts receivable, net                                       193,327
 Due from affiliate                                              50,000
 Inventory                                                       67,191
 Other current assets                                            18,000
                                                  ---------------------
     Total current assets                                       415,207
Property and equipment
 Food manufacturing equipment                                 1,065,249
 Other                                                          175,001
 Accumulated depreciation and amortization                     (909,081)
                                                  ----------------------
     Total property and equipment                               331,169
Intangible assets:
 Software                                                       200,036
 Accumulated amortization                                      (161,792)
     Total intangible assets                                     38,244
Other assets:
 Equity investments                                           7,929,487
 Beneficial ownership                                                 -
 Property held for sale                                         539,213
 Deferred tax assets, net                                       860,902
 Other assets                                                    16,301
                                                  ---------------------
     Total other assets                                       9,345,903
                                                  ---------------------
TOTAL ASSETS                                      $          10,130,523
                                                  =====================

       See accompanying notes to these consolidated financial statements

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheets
                       As of December 31, 1996 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            December 31,
                                                            1996
                                                            (Unaudited)
Current liabilities:
  Accounts payable, trade                                   $         964,044
  Accrued expenses                                                    756,917
  Due to affiliates                                                 1,825,876
  Income taxes payable                                              1,243,396
  Current maturities of long-term debt                              1,126,601
                                                            -----------------
     Total current liabilities 5,916,834
      Long term liabilities:
  Long-term debt                                                    1,566,386
     Total long term liabilities                                    1,566,386

     Total liabilities                                              7,483,220
Commitments and contingencies
Stockholders' equity
 Preferred stock, Series D, $.01 par value; 24,000,000
  shares authorized, issued and outstanding at
  December 31, 1996  (aggregate liquidation of up to
  $10,000,000).                                                       240,000
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 45,072,300 shares issued  and outstanding
  at December 31, 1996.                                               450,723
 Additional paid-in-capital                                        39,198,292
 Accumulated deficit                                              (26,888,951)
 Cost of 20,000,115 treasury shares                               (10,002,425)
 Common stock subscription and stockholders'
  receivables                                                        (350,336)
     Total stockholders' equity                                     2,647,303
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           10,130,523
                                                            =================

        See accompanying notes to these consolidated financial statements

                                                        [NM\10Q\0123196T.QSB]-12


                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Operations
                         for Three and Six Months Ended
                     December 31, 1996 and 1995 (Unaudited)

                                                   Three Months Ended                                Six Months Ended
                                                      December 31,                                     December 31,
                                       -------------------------------------------      ------------------------------------------
                                              1996                     1995                    1996                     1995
                                       -------------------      ------------------      ------------------       -----------------
                                           (Unaudited)              (Unaudited)             (Unaudited)              (Unaudited)
                                       -------------------      ------------------      ------------------       -----------------

Gaming interest revenue                $                -       $       3,545,356       $               -        $       7,519,882
Food sales revenue                                360,775                 270,114                 712,146                  560,276
                                       -------------------      ------------------      ------------------       -----------------
     Total revenue                                360,775               3,815,470                 712,146                8,080,158
                                       -------------------      ------------------      ------------------       -----------------
Cost of food sales revenue                        211,290                 183,890                 480,866                  382,651
                                       -------------------      ------------------      ------------------       -----------------
     Total cost of revenue                        211,290                 183,890                 480,866                  382,651
                                       -------------------      ------------------      ------------------       -----------------
Gross profit                                      149,485               3,631,580                 231,280                7,697,507
                                       -------------------      ------------------      ------------------       -----------------
   Depreciation and amortization                   32,356               1,534,087                  60,668                2,677,103
   Legal and professional fees                    587,305                 221,754               1,167,447                  792,162
   Loss on sale of investment                           -                       -                 367,730                        -
   Write down of goodwill                         835,999                       -                 835,999                        -
   Selling, general and administrative
    expenses                                      187,501                 161,183                 498,047                  396,637
                                       -------------------      ------------------      ------------------       -----------------
Operating income (loss)                        (1,493,676)              1,714,556              (2,698,611)               3,831,605
                                       -------------------      ------------------      ------------------       -----------------
Other income (expense):
   Equity in earnings (loss) in affiliates       (286,066)                      -                (416,495)                       -
   Interest expense                               (27,735)               (100,125)                (47,906)                (196,097)
                                       -------------------      ------------------      ------------------       ------------------
      Total other income (expense)               (313,801)               (100,125)               (464,401)                (196,097)
                                       -------------------      ------------------      ------------------       ------------------
Net income (loss) before income tax
  provision                                    (1,807,477)              1,614,431              (3,163,012)               3,635,508
                                       -------------------      ------------------      ------------------       -----------------
Income tax benefit (provision)                          -                (609,330)                      -               (1,630,073)
                                       -------------------      ------------------      ------------------       ------------------
Net income (loss)                      $       (1,807,477)      $       1,005,101       $      (3,163,012)       $       2,005,435
                                       ===================      ==================      ==================       =================
Net income (loss) per common share:
   Basic                               $             (.04)      $             .02       $            (.07)       $             .05
                                       ===================      ==================      ==================       =================
   Primary                             $             (.04)      $             .01       $            (.07)       $             .03
                                       ===================      ==================      ==================       =================
   Fully Diluted                       $             (.04)      $             .01       $            (.07)       $             .03
                                       ===================      ==================      ==================       =================
Weighted average number of common shares
  outstanding used to compute net income
  (loss) per common share:
   Basic                               $       45,048,500       $      43,251,405       $      45,098,500        $      42,885,889
                                       ===================      ==================      ==================       =================
   Primary                             $       45,048,500       $      72,213,744       $      45,098,500        $      71,866,228
                                       ===================      ==================      ==================       =================
   Fully Diluted                       $       45,048,500       $      71,866,228       $      45,098,500        $      71,880,492
                                       ===================      ==================      ==================       =================


        See accompanying notes to these consolidated financial statements

                                                        [NM\10Q\0123196T.QSB]-12


                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 1996 and 1995 (Unaudited)

                                                                                              Six Months Ended
                                                                                                 December 31,
                                                                                       1996                       1995
                                                                             -------------------------  ------------------------
                                                                                    (Unaudited)                (Unaudited)
                                                                             -------------------------  ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $             (3,163,012)  $              2,005,435
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                                               59,667                  2,677,103
   Services exchanged for stock                                                                     -                  1,020,938
   Effect of exercise of options                                                                5,300                          -
   Loss on sale of investment                                                                 367,730                          -
   Deferred taxes, net                                                                              -                  1,454,112
   Write off of goodwill                                                                      835,999                          -
   Minority interest                                                                                -                   (233,877)
   Equity in losses in equity investments                                                     416,495                          -
 Increases (decreases) in changes in assets and liabilities:
   Restricted cash                                                                                  -                 (2,111,228)
   Accounts receivable                                                                       (107,266)                (5,985,153)
   Due from affiliate                                                                       3,887,435                          -
   Inventory                                                                                   26,408                      9,637
   Other assets                                                                                (5,995)                    21,930
   Accounts payable                                                                            (3,368)                    45,130
   Accrued expenses                                                                           (46,160)                   150,920
   Due to affiliates                                                                          478,949                    318,904
                                                                             -------------------------  ------------------------
Net cash provided by operating activities                                                   2,752,182                   (626,149)
                                                                             -------------------------  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of leasehold improvements and equipment                                                   -                    (18,163)
 Proceeds from sale of investment                                                             124,117                          -
                                                                             -------------------------  ------------------------
Net cash provided by investing activities                                                     124,117                    (18,163)
                                                                             -------------------------  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from issuance of note payable                                                   -                    350,000
  Proceeds received from repayment of shareholder notes receivable                            198,758                          -
  Principal payments on notes and leases payable                                           (3,038,804)                  (142,676)
                                                                             -------------------------  -------------------------
Net cash used by financing activities                                                      (2,840,046)                   207,324
                                                                             -------------------------  ------------------------
Net increase (decrease) in cash                                                                36,253                   (436,988)
                                                                             -------------------------  -------------------------
Cash and cash equivalents, beginning of period                                                 50,436                    628,870
                                                                             -------------------------  ------------------------
Cash and cash equivalents, end of period                                     $                 86,689   $                191,882
                                                                             =========================  ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
  Cash paid for:
     Interest                                                                $                 34,336   $                 10,924
     Income taxes                                                            $                      -   $                      -
  Non-cash investing and financing activities:
     Purchase of Peony Garden (Note 3) for note payable                      $                      -   $             21,000,000
     Common stock issued for services                                        $                      -   $              1,020,938
     Exercise of options for reduction of debt                               $                 29,200   $                      -
     Purchase of NPC (Note 2) for notes payable                              $              1,200,000   $                      -
     Purchase of NPC (Note 2) for accrued liability                          $                125,000   $                      -
     Options exercised for reduction of debt                                 $                 29,200   $                      -


        See accompanying notes to these consolidated financial statements

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

Note 1.       General

Description of Business

Nona Morelli's II Inc. and its subsidiaries (the "Registrant", or the "Company"), operates as a holding company for leisure and entertainment-related businesses. At December 31, 1996, the company had three wholly-owned and one controlled subsidiary engaged in food manufacturing and distribution, casino gaming and hotel management, and real estate investments.

The activities of the Company's subsidiaries are international, with existing food and gaming activities in the United States, and proposed activities in North Africa, the Caribbean and Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements include the condensed consolidated balance sheet as of December 31, 1996, and the related condensed consolidated statements of operations and cash flows of the Registrant and its subsidiaries for the three and six months ended December 31, 1996 and 1995. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Registrant's fiscal 1996 Form 10-KSB. The results of operations for the three and six months ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Management Estimates

The Company was incorporated in the State of Colorado on February 6, 1989 as a successor to Nona Morelli Limited Partnership. The unaudited condensed consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods") and NuOasis Properties, Inc. ("NuOasis Properties"). In addition, the consolidated financial statements include the accounts of the Company's controlled subsidiary -- NuOasis Gaming, Inc. ("NuOasis Gaming") and its wholly-owned subsidiaries, National Pools Corporation ("NPC")(Note 2), Ba-Mak Gaming International, Inc. ("BGI") and Casino Management of America, Inc. ("CMA"). All material inter-company accounts and transactions have been eliminated in consolidation.

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

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

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

The Company recognized a $6.6 million write down of the book value of the Gaming Interest, during fiscal year 1996, to bring the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Mr. Ng, which was $.50 a share or $10 million in aggregate. Since the intended purchase of the Replacement Property will be effective at some time in fiscal 1997, the book value of the escrowed shares is presented in a position similar to treasury stock as of December 31, 1996.

Gaming revenues in the amount of $3.9 million that were due as of June 30, 1996, were collected in August 1996. Since the Gaming Interest was sold, gaming revenues will not recur.

NuOasis Gaming

In July 1996, the Company sold 497,157 common shares of NuOasis Gaming for an approximate amount of $124,000, resulting in a loss on sale of investment of approximately $368,000, since the Company's book value basis of the 497,157 common shares was approximately $492,000. As of December 31, 1996, the Registrant no longer holds common shares of NuOasis Gaming. On June 13, 1996, Nona entered into an Option Agreement to sell the 250,000 Series B Preferred Shares (see National Pools Corporation below) and at such time the entire Option Agreement is fully exercised, the 39% voting control will change and accordingly, NuOasis Gaming will no longer be consolidated with Nona. As of the date of this Report, the Option has not been exercised.

National Pools Corporation

On June 13, 1996, the Company entered into an Option Agreement ("Option") with Joseph Monterosso ("Monterosso"), President of National Pools Corporation ("NPC"), an individual previously unrelated to NuOasis Gaming or the Company, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of NuOasis Gaming owned by the Company at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 95,000 shares.

The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of NuOasis Gaming. The option shall expire 90 days after the next Annual Meeting of Shareholders of NuOasis Gaming. Monterosso has subsequently conditionally assigned his rights under the option as to 95,000 Series B Shares to certain

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

shareholders of NPC and other investors, leaving him with rights under the option to purchase 155,000 Series B Shares.

On November 21, 1996, NuOasis Gaming's Board of Directors approved the acquisition of NPC. On December 24, 1996 NuOasis Gaming executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate amount of $1,200,000 and 1,000,000 shares of its common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a total of 241,900,000 shares of NuOasis Gaming's common stock contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The Notes are non-recourse to NuOasis Gaming and secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. Under the terms of the Notes, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted NuOasis Gaming common stock. As part of this acquisition, the Company and NuOasis Gaming agreed to a debt assumption agreement whereby all NuOasis Gaming debt in excess of $20,000 on December 24, 1996 is to be assumed by Nona except for amounts owed to Nuven Advisors, Inc, an affiliate and Fred G. Luke, Chairmain and former President of NuOasis Gaming, which are to be converted into shares of NuOasis Gaming common stock: the conversion rate is based upon the prevailing market price on the date of the next NuOasis Gaming Shareholders' Meeting.

NPC was formed in 1993 for the purpose of developing and operating a system to facilitate participation in group play in state lotteries in the United States and the lotteries of foreign countries. The program developed by NPC was named "Hit-LottoTM". The Hit-LottoTM program uses debit cards, telecommunications, Internet Websites, and proprietary computer software to organize and market lottery pools for lottery players who participate in various state lotteries. Since inception NPC's operations have been devoted primarily to the formulation and design of the telecommunication and computer technology to support the Hit-LottoTM program. In August, 1994, Hit-LottoTM was tested in the San Diego market: development is ongoing.

The unaudited financial statements of NPC as of September 30, 1996 and the nine months then ended and the audited financial statements of NPC as of December 31, 1995 and 1994, and the years then ended are incorporated by reference with NuOasis Gaming's Form 8-K\A, dated December 24, 1996, (SEC File No. 000-18224) filed on or about March 12, 1996. Such audit reports explain that NPC's financial statements have been prepared assuming that NPC will continue as a going concern and that such statements do not include any adjustments that may result in the event it is unable to do so. The audited financial statements of NPC also reflect that it has incurred operating losses of $2,401,992 form its inception and had negative working capital of $1,581,827, as of December 31, 1995. The unaudited financial statements of NPC for the quarter ended December 31, 1996 and 1995 are incorporated by reference with NuOasis Gaming's Form 10-QSB for the quarter ended December 31, 1996 filed on or about February 19, 1997 (SEC File No. 000-18224).

Subject to the exercise of the Option and the sale by the Company of the Series B Shares, NuOasis Gaming has agreed to fund NPC's future operations. Exercise of the Option is contingent upon the approval of an amendment to the NuOasis Gaming Certificate of Incorporation allowing for its authorized capital stock to be increased to have sufficient shares of its common stock available for conversion of the Notes. Upon such Amendment to the NuOasis Gaming Certificate of Incorporation, and the acquisition of the Series B Shares, there will be a change of control of NuOasis Gaming. If the NuOasis Gaming shareholders do not approve such Amendment to the Certificate of Incorporation it is unlikely that the Series B Shares will be acquired pursuant to the Option and, in this event, NPC may not have sufficient working capital to "roll out" the Hit-LottoTM program on a commercial basis, and there will not be a change of control of NuOasis Gaming.
The Transaction is divided into three phases and summarized as follows:

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

     Phase I :    Acquisition of NPC, which closed on December 24, 1996

         On December 24, 1996 NuOasis Gaming executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it issued a series of Secured Promissory Notes in the aggregate amount of $1,200,000 and a promise to issue 1,000,000 shares of common stock of NuOasis Gaming to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC.

     Phase II:     Exercise of 95,000 Series B Shares

         Holders of the Option exercise the option to purchase 95,000 Series B Shares, at $13.00 per share, by payment to Nona of $1,235,000. The 95,000 Series B Shares so acquired may then immediately be converted into 7,410,000 shares of restricted NuOasis Gaming common stock at the election of the holders.

         Subject to the exercise of the Option as to the 95,000 Series B Shares, NuOasis Gaming has agreed to sell its wholly-owned subsidiary, CMA, to Nona for $1,235,000. Upon the sale of CMA, NuOasis Gaming intends to contribute most if not all of the proceeds of the sale of CMA to NPC, its wholly owned subsidiary, for working capital. Phase II is expected to occur following the next NuOasis Gaming Shareholders' Meeting. As of the date of this Report there has been no NuOasis Gaming Shareholders' Meeting held.

     Phase III:   Exercise of 155,000 Series B Shares

         Following the initial exercise of 95,000 Series B Shares, if such exercise occurs, there will be remaining 155,000 Series B Shares available under the Option. If exercised, the 155,000 Series B Shares could immediately be converted into 12,090,000 common shares. The exercise and sale of such remaining Series B Shares will result in an additional $2,015,000 in proceeds to Nona which Nona intends to utilize to satisfy any intercompany payables owed to NuOasis Gaming of up to $1,765,000 as of the date Phase III occurs. No amounts are expected to be owed by Nona to NuOasis Gaming assuming Phase II occurs, therefore, the entire $1,765,000 is expected to be a short term loan from Nona to NuOasis Gaming. Phase III is expected to occur following Phase II and the next NuOasis Gaming Shareholders' Meeting. As of the date of this Report there has been no NuOasis Gaming Shareholders' Meeting held.

     Basis of Presentation

         As of December 31, 1996, Phase I has occurred and accordingly Phase I has been reflected in the accompanying unaudited condensed financial statements. The Phase II and III portions of the acquisition will be reflected and recorded at such time when the events included in Phase II and III have occurred; these events are expected to occur only subsequent to the next NuOasis Gaming Shareholders' Meeting. As of the date of this Report there has been no NuOasis Gaming Shareholders' Meeting held. The acquisition of NPC has been recorded as a purchase with NPC as the accounting acquiror. Upon completion of the acquisition in its entirety, the shareholders of NPC will become the largest NuOasis Gaming equity ownership group, and the control group of NPC will continue in control of the surviving entity; accordingly, at such time, NuOasis Gaming may no longer be consolidated with Nona. Since the acquisition of NPC has been recorded with NPC as the accounting acquiror, the historical equity accounts of NuOasis Gaming have been eliminated and accordingly, the accompanying unaudited consolidated financial statements of the Company reflect such accounting.

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

     Pro Forma Financial Information

         Unaudited pro forma financial information showing the effect of the NPC acquisition by NuOasis Gaming is incorporated by reference with NuOasis Gaming's Form 8K/A, dated December 24, 1996 filed on or about March 12, 1997 and NuOasis Gaming's Form 10-QSB for the quarter ended December 31, 1996 file on or about February 19, 1997 (SEC File No. 000-18224).

Cleopatra Palace and Cleopatra World

During the quarter ended  September  30, 1996,  NuOasis  International  executed
letters  of  intent  and  was  negotiating   definitive  agreements  to  acquire
Replacement Properties related to its international gaming and hospitality activities.

In July 1996, Cleopatra Palace, Ltd. ("Cleopatra") signed two letters of intent with a company owning a hotel and casino project in Monastir, Tunisia, pursuant to which Cleopatra (or its designee, Cleopatra World), would lease the casino and through NuOasis International manage the hotel (to be re-named "Cleopatra Palace Resort - Monastir"), and provide Las Vegas casino gaming management for the casino (the "Monastir Casino").

In September 1996, the Company entered into an agreement in principle with a European hotel management company (the "European Partner") pursuant to which the parties planned to form a joint venture ("JV"). In exchange for a 50% interest in the JV, the European Partner would have initially provided the JV with up to $13.5 million in working capital and the Company, through NuOasis International, would have contributed or caused to be transferred its interest in the entities which hold the rights to manage the Le Palace Hotel, the Cap Gammarth Casino and the Hammamet Casino. Covenants in the lease agreement between Cleopatra World and the lessors of the Cap Gammarth resort facility precluded the execution of a certain type of management agreement requested by the European Partner. As a result, the JV with the European Partner as originally envisioned is not capable of being finalized. As of the date of this Report, the Company is exploring other structures with the European Partner and soliciting proposals from other potential JV partners.

In October 1996, the Company and Cleopatra entered into a reorganization agreement (the "Restructuring Agreement") with Cleopatra which resulted in NuOasis International issuing $13.5 million ($2 million and $11.5 million) in secured promissory notes (the "Cleopatra Notes") in consideration for 70% of the outstanding stock of three Cleopatra subsidiaries, including Cleopatra Cap Gammarth Casino, Cleopatra Hammamet Casino and Cleopatra Monastir. Additionally, the Company and Cleopatra agreed to increase NuOasis International's equity interest in Cleopatra from 28% to 33%. In December 1996, NuOasis International transferred 2.7 million shares of Hartcourt received in the sale of the Peony Garden property (see Note 3 included herein) to satisfy $11.5 million of the Cleopatra Notes.

On January 27, 1997, the Company and Cleopatra amended the Restructuring Agreement (the "Amendment") in an effort to stage the development and limit the initial scale of the JV with the European Partner. The Amendment canceled the $2 million Cleopatra Note and satisfied the $11.5 million Cleopatra Note, with the
2.7 million shares of Hartcourt common stock transferred to Cleopatra in December 1996. Pursuant to the Amendment and in lieu of NuOasis International receiving 70% of the outstanding stock of three Cleopatra subsidiaries as discussed above, NuOasis International shall receive additional shares of Cleopatra Palace to bring its equity ownership up to 70%. As of December 31, 1996, NuOasis International held a 49% equity ownership of Cleopatra Palace. Control of the Board of Directors of Cleopatra Palace remains with the other 51% equity shareholders and accordingly, Cleopatra Palace is presented using the equity method of accounting and is not consolidated with the Company (see Note 3 included herein). At such time that additional ownership equity in Cleopatra Palace is acquired (i.e. to bring equity ownership up to 70%), if appropriate, step acquisition accounting will then be applied and Cleopatra Palace will then be consolidated with NuOasis International and any earnings or losses not previously recorded under the equity method of accounting will then be restated as appropriate.

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)


Following the Restructuring Agreement, NuOasis International executed an agreement to purchase a 50% interest in Cleopatra World, Inc., a British Virgin island corporation ("Cleopatra World"), the lessor of the Le Palace Hotel and the commercial center, residential complex, real estate and improvements surrounding the Cap Gammarth Casino (the "Cap Gammarth Resort"). NuOasis International transferred 600,000 shares of Hartcourt as consideration for the 50% equity ownership of Cleopatra World. Control of the Board of Directors of Cleopatra World remains with the other 50% equity shareholders and, accordingly, Cleopatra World is presented using the equity method of accounting and is not consolidated with the Company (see Note 3 included herein).

Note 3.       Equity Investments/Beneficial Ownership Interest

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

In April 1996, the Company requested a title opinion on Peony Garden in conjunction with NuOasis International's efforts to receive financing on the property. Upon receipt of the title opinion in October 1996, the Company learned that under PRC law, real property cannot be transferred until completion of the project. At June 30, 1996, since the project was not completed and the Peony Garden Note was non recourse other than against the Company's interest in Peony Garden, the Company had presented its investment in Peony Garden as a beneficial ownership interest in the real estate development.

On August 8, 1996, the Company entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell its entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock ("Hartcourt Shares") and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). The sale closed on October 8, 1996 and, according to unaudited information received from Hartcourt, the Hartcourt Shares represented a 43% equity interest in Hartcourt. Concurrent with the closing of the sale of the Company's interest in Peony Garden, the Hartcourt Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap"). No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Company's basis in Peony Garden represents approximately the amount of interest on the Peony Garden Note that would otherwise have been capitalized during the construction of the Peony Garden project. The beneficial ownership interest in Peony Garden of $9.6 million was reduced to the value of the Company's equity in Hartcourt on or about the closing date, approximately $7 million, resulting in a $2.6 million write down during fiscal year ended June 30, 1996. During the quarter ended December 31, 1996, 3.3 million Hartcourt Shares were exchanged to acquire additional equity ownership in the Cleopatra entities (see Note 2 included herein). As a result, the Registrant's equity ownership in its Cleopatra subsidiaries and Hartcourt as of December 31, 1996 is as follows:


                       NuOasis International's         NuOasis International's
                         Percentage Ownership                 Book Value
    Entity               at December 31, 1996            Basis of Investment
----------------       -----------------------         -----------------------
Hartcourt                      7.5% (A)                      $ 1,225,805
Cleopatra                      49%  (B)                      $ 5,768,755
Cleopatra's World              50%  (C)                      $   934,927

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

              (A) The  percentage  ownership is based upon  unaudited  financial statements of Hartcourt as of September 30,1996 (latest available as of the date of this Report). The accounting method used is the lower of cost or market. The $1,225,805 book value represents 700,000 shares at the original book value amount of $1.75 per share.

              (B) The percentage ownership is based upon unaudited financial statements of Cleopatra as of December 31, 1996. The equity method of accounting is used since the equity ownership is 49% and control of the Board of Directors of Cleopatra lies with the other 51% equity owners.

              (C) The percentage ownership is based upon unaudited financial statements of Cleopatra's World as of December 31, 1996. Although the equity ownership is 50%, the equity method of accounting is used since control of the Board of Directors of Cleopatra's World lies with the other 50% equity owners.

The Company's ultimate realization of value from the Hartcourt Shares is dependent upon many factors, such as changes in the equity value in Hartcourt, which itself is dependent upon uncertainties surrounding Peony Garden, and upon the Company's ability to dispose of the Hartcourt Shares at its current basis. Following the exchange of Hartcourt shares for the Cleopatra Notes (see Note 2 included herein) and the interest in Cleopatra's World, NuOasis International owned approximately 700,000 of the originally issued Hartcourt Shares, which it intends to exchange for other equity investments.

Note 4.       Long-Term Debt

In August 1996, the Company paid $3.2 million as full payment of the principal and accrued interest on the original note issued as part of the purchase of the Gaming Interest on May 25, 1995.

On December 24, 1996, in connection with the acquisition of NPC (see Note 2 included herein), notes payables in the aggregate principle amount of $1.2 million were issued by NuOasis Gaming.

Note 5.       Stockholders' Equity

Common Stock Subscriptions and Stockholders' Receivable

During fiscal year 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Company in the amount of $440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made prior to year ended June 30, 1996 and approximately $120,000 during July 1996. The note bears interest of 10% and is due in May 1997. The note receivable has been classified as Stockholder Receivable in the amount of $280,000 at December 31, 1996.

During fiscal year ended June 30, 1996, 868,824 common shares of NuOasis Gaming were issued upon exercise of options by the former President of NuOasis Gaming in the amount of $104,258, or $.12 per share. NuOasis Gaming received a note receivable in the amount of $78,758, bearing interest of 10%, and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable was fully paid during the first quarter of fiscal year 1997.

Exercised Options

On October 8, 1996, 50,000 common shares were issued upon exercise of an option by John D. Desbrow, Secretary and former Director of the Company in the amount of $29,200, or approximately $.58 per share. In lieu of cash being received for payment of the exercise price, the Company received a credit of $29,200 against amounts owed to Mr. Desbrow for professional services performed pursuant to a consulting agreement with Mr. Desbrow.

                                                        [NM\10Q\0123196T.QSB]-12

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

Note 6.       Commitments and Contingencies

Capital Requirements of Cleopatra

At December 31, 1996, Cleopatra has approximately $3,500,000 deposited with the builders of the Cap Gammarth Casino and the Hammamet Casino. Cleopatra has approximately $2,000,000 remaining to be paid, as security deposits and advance rent, before it can take possession of the two casinos. Construction on the Hammamet Casino was completed in January 1997. Construction on the Cap Gammarth Casino is near completion. In addition, Cleopatra estimates remaining expenditures and working capital requirements, including security deposits and advance rental payments, related to equipping and opening the two casinos to be approximately $13.5 million in aggregate. In addition, Cleopatra's World may require approximately $1.5 million during 1997 to reduce short term debt and secure working capital lines of credit. To finance the expected $15 million in future capital costs, the Company is currently negotiating a JV with a European Partner and soliciting proposals from potential JV partners. Alternatively, subject to providing satisfactory collateral, on behalf of Cleopatra, the Company has arranged for a credit facility with Banque Francaise de L'Orient (the "Bank") which Cleopatra may utilize to borrow up to $25 million.

Through December 31, 1996 the Company and its subsidiaries have, with few exceptions, financed all operations with internally generated funds and the Company's common stock. Third party debt and equity financing has been pursued, both domestically and internationally, without success. And, while the Company and its subsidiaries have been able to meet their financial commitments through December 31, 1996, if for any reason, a proposed joint venture is not formed, or if Cleopatra is unable to borrow from the Bank, or if Cleopatra or NuOasis International are unable to otherwise meet their commitments under the various agreements to provide the furniture, fixtures, equipment and working capital for the proposed casinos once construction is completed, the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of its respective interest, or lose its respective rights to the projects and properties entirely.

Commitments of Cleopatra

The Company is actively pursuing financing which may involve the pledge of or hypothecation of some or all of the Company's assets. The Company has no commitment for material capital expenditures, however, it is a guarantor of the obligation of Cleopatra under the Cap Gammarth agreement.

Note 7.       Subsequent Events

Sale of Pueblo Building

In February 1997 the Company received notice that the lessor of the Company's former manufacturing facility in Pueblo, Colorado (the "Pueblo Building") intends to exercise its option to purchase the Pueblo Building. On February 26, 1997, the sale of the Pueblo Building closed and the Company received a total consideration of $660,000. As part of the total consideration received, the Company's mortgage debt in the principle amount of $215,392 was fully satisfied, the Company received cash in the amount of $148,820, and the Company received note receivables in the amounts of $50,000 and $210,000, both bearing 8% interest per annum, and both secured by the Pueblo Building.

                                                        [NM\10Q\0123196T.QSB]-12

Director Resignations

Effective the close of business on January 2, 1997, Liu Chen Mei Huan and Cheng Tai Chee resigned as Directors of the Registrant in order to pursue other opportunities. There were no disagreements between the Registrant and either Ms. Huan or Mr. Chee at the time of their resignations. The letters of resignation were attached as Exhibits to a current Report on Form 8-K filed on January 2, 1997 (SEC File No. 000-18377).


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      Significant Developments During the Quarter ended December 31, 1996

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

         National Pools Corporation

         On December 24, 1996, Phase I of the NPC acquisition closed (see Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

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

(c)       Liquidity and Capital Resources

         A comparison of working capital, cash and cash equivalents and current ratios are reflected in the following table:

                                         December 31,             June 30,
                                             1996                   1996
                                    ----------------------      -------------
                                          (unaudited)             (audited)
Working Capital (Deficit)           $         (5,501,627)       $ (1,923,964)
Cash and Cash Equivalents           $             86,689        $     50,436
Current Ratio                                        .07                 .68

         The most significant effects on working capital and its components during the six months ended December 31, 1996 were the payment of $3.2 million in principal and interest on the Registrant's note issued to acquire the Gaming Interest, the continued accrual of legal and professional advisory fees and the acquisition of NPC by NuOasis Gaming whereby NuOasis Gaming assumed current liabilities in the approximate amount of $2.1 million as part of acquiring NPC.

                                                        [NM\10Q\0123196T.QSB]-12

         The proceeds in the approximate amount of $3 million anticipated to be received from the exercise of the Option (see Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1) will not improve the Company's cash position since the $3 million proceeds are earmarked and will be used (as described in Note 2 of the footnotes) to purchase CMA and fund the operations of NuOasis Gaming. However, at such time that the entire NPC acquisition has occurred, NuOasis Gaming will no longer be consolidated with Nona, which will cause a positive effect on the Company's negative working capital, whereby the assumed current liabilities by NuOasis Gaming in the approximate amount of $1.2 million as part of acquiring NPC will no longer be part of Nona's total short term debt due to the change in reporting entity (i.e. NuOasis Gaming will no longer be consolidated with Nona).

         The Registrant's current plan for growth is to increase its working capital by continuing to convert the shares of Hartcourt received from the sale of Peony Garden into additional equity investments and, in turn, use these additional equity investments along with external debt and equity financing, if any can be arranged, to finance the activities of its subsidiaries, and for future acquisitions in its three business segments. Additionally, the Registrant anticipates receiving a distribution of net operating revenues from the Cleopatra casinos, which at the present time, subject to obtaining financing, are scheduled to be completed during this calendar year. However, there are no assurances that the subject casinos will open during this calendar year since the financing required by Cleopatra to complete and open its properties has not yet been committed. As of the date of this Report, the Registrant's sole operations, other than its equity investments, are derived from its food manufacturing subsidiary and, therefore, there is considerable risk that the Registrant will not have adequate working capital to sustain its current status, and that the Registrant or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects during this calendar year, in which case the Registrant or its subsidiaries may be forced to sell the projects or contribute them to a third party on terms which would preclude the Registrant from realizing significant future benefit, or any benefit at all from the projects. The Registrant does not currently have any significant capital commitments, however, the Registrant may need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries, and to continue to sustain itself.

(d)      Cash Flows

         Cash provided by operating activities was $2,752,182 for the six months ended December 31, 1996 as compared to $626,149 cash used by operating activities for the comparable period last year. The change is primarily attributable to the receipt of $3.9 million generated from the Gaming Interest offset by payments made for accrued interest and other current liabilities.
Although revenues were accrued, there was no receipt of cash flow from the Gaming Interest during the same period last year.

         Cash provided by investing activities was $124,117 for the six months ended December 31, 1996 as compared to $18,163 cash used by investing activities for the comparable period last year. The change is primarily attributable to the sale of 497,157 common shares of NuOasis Gaming (see Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

         Cash used by financing activities was $2,840,046 for the six months ended December 31, 1996 as compared to $207,324 provided by financing activities for the comparable period last year. The change is primarily attributable to the payment of $3 million in principal on the Registrant's note issued to acquire the Gaming Interest (see Note 4 of the footnotes to the accompanying unaudited financial statements included herein at Item 1) and payments received on the collection of Stockholders Receivables in the approximate amount of $198,000 (see Note 5 of the footnotes to the accompanying unaudited financial statements included herein at Item 1).

                                                        [NM\10Q\0123196T.QSB]-12

(e)      Results of Operations

         Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

         The Registrant's total food sales for the three months ended December 31, 1996 were $360,775 as compared to $270,114, for the comparable period last year, resulting in an increase of $90,661 or 34%. The increase is primarily attributable to an increase in additional customers and having no interruption of business similar to the comparable period last year whereby one of two manufacturing locations underwent remodeling during September and October of 1995.

         The Registrant's total cost of food sales for the three months ended December 31, 1996 were $211,290 as compared to $183,890 for the comparable period last year, resulting in an increase of $27,400 or 15%. The increase in total cost of food sales is again, primarily attributable to the larger volume experienced during the current quarter and having no business interruption as there was during the comparable period last year. A small change in sales mix also caused a slight decrease of 9% in relative total cost of sales.

         The Registrant's total gaming revenues for the three months ended December 31, 1996 were $0 as compared to $3,545,356 for the comparable period this year. The decrease is attributable to the sale of the Gaming Interest. Since the Gaming Interest sale was effective June 30, 1996, there was no revenue earned during the current period as compared to the same period last year. Gaming Interest revenues will not exist in the future.

         The Gaming Interest acquired in May 1995 was an acquisition of a forty percent (40%) net operating profits interest in the operations of two Macau casinos and, accordingly, had no effect on the total cost of gaming revenue, however, amortization expense of $1,067,136 was incurred during the quarter ended December 31, 1995. Since the sale of the Gaming Interest was effective June 30, 1996, there was no amortization expense of the Gaming Interest during the current quarter as there was during the same quarter last year resulting in a decrease in total depreciation and amortization expense of approximately $1.1 million.

         The Registrant's total legal and professional fees, and general and administrative expenses were $587,305 and $187,501, respectively, for the three months ended December 31, 1996, as compared to $221,754 and $161,183, respectively for the comparable period last year. The increase in legal and professional fees is primarily attributable to an increase in professional services provided by consultants under professional advisory and management agreements over the same period last year. Additionally, an increase was evidenced in public relation fees as the Company incurred increased amounts of public relation services as a result of the Company's numerous transactions entered into in the current period compared to the same period last year.

         As a result of the NPC acquisition (see Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1), the excess of the purchase price over the fair market value of the net assets acquired was approximately $835,999 and was assumed to be allocated to goodwill. Due to NuOasis Gaming's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $835,999 is immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

         The Registrant's total operating loss for the three months ended December 31, 1996 was $1,493,676 as compared to an operating income of $1,714,556 for the comparable period last year. The decrease of approximately $3.2 million is primarily attributable to the lack of gaming revenues due to the sale of the Gaming Interest discussed above.

         The Registrant's total other expense for the current period was $313,801, as compared to $100,125 for the same period last year. The increase is primarily attributable to losses from equity investments in the amount of $286,066. There were no such losses from equity investments during the same period last year.
                                                        [NM\10Q\0123196T.QSB]-12

         Six Months Ended December 31, 1996 Compared to Six Months Ended December 31, 1995

         The Registrant's total food sales for the six months ended December 31, 1996 were $712,146 as compared to $560,276, for the comparable period last year, resulting in an increase of $151,870 or 27%. The increase is primarily attributable to an increase in additional customers and having no interruption of business like the comparable period last year whereby one of two manufacturing locations underwent remodeling during September and October of 1995.


         The Registrant's total cost of food sales for the six months ended December 31, 1996 was $480,866 as compared to $382,651 for the comparable period last year, resulting in an increase of $98,215 or 26%. The increase in total cost of food sales is again, primarily attributable to the larger volume experienced during the current quarter and having no business interruption as there was during the comparable period last year. A small change in sales mix also caused a slight decrease of 1% in relative total cost of sales.

         The Registrant's total gaming revenues for the six months ended December 31, 1995 were $7,519,882 as compared to $0 for the comparable period this year. The decrease is attributable to the sale of the Gaming Interest. Since the Gaming Interest sale was effective June 30, 1996, there was no revenue earned during the current period as compared to the same period last year. Gaming Interest revenues will not exist in the future.

         The Gaming Interest acquired in May 1995 was an acquisition of a forty percent (40%) net operating profits interest in the operations of two Macau casinos and, accordingly, had no effect on the total cost of gaming revenue, however, amortization expense of $2,134,272 was incurred during the six months ended December 31, 1995. Since the sale of the Gaming Interest was effective June 30, 1996, there was no amortization expense of the Gaming Interest during the current period as there was during the same period last year resulting in a decrease in total depreciation and amortization expense of approximately $2.1 million.

         The  loss  on  sale  of   investment  in  the  amount  of  $367,730  is
attributable to the sale of 497,157 common shares of NuOasis Gaming, as discussed above. There were no such sales during the comparable period last year.

         The Registrant's total legal and professional fees, and general and administrative expenses were $1,167,447 and $498,047, respectively, for the six months ended December 31, 1996, as compared to $792,162 and $396,637, respectively, for the comparable period last year. The increase in legal and professional fees is primarily attributable to an increase in professional services provided by consultants under professional advisory and management agreements over the same period last year. Additionally, an increase was evidenced in public relation fees as the Company incurred increased amounts of public relation services as a result of the Company's numerous transactions entered into in the current period compared to the same period last year.

         As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $835,999 and was assumed to be allocated to goodwill. Due to NuOasis Gaming's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $835,999 is immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

         The Registrant's total operating loss for the six months ended December 31, 1996 was $2,698,611 as compared to an operating income of $3,831,605 for the comparable period last year. The decrease of approximately $6.5 million is primarily attributable to the lack of gaming revenues due to the sale of the Gaming Interest discussed above.
                                                        [NM\10Q\0123196T.QSB]-12

         The Registrant's total other expense for the current period was $464,401, as compared to $196,097 for the same period last year. The increase is primarily attributable to losses from equity investments in the amount of $416,495. There were no such losses from equity investments during the same period last year.

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

              None

Item 5.       Other Information

              None

Item 6.       Exhibits And Reports On Form 8-K

              (a)  Exhibits:

                  Exhibit Number                 Description of Exhibit

                         27                      Financial Data Schedule

              (b)  Reports on Form 8-K:

                  On January 2, 1997 the Registrant filed a Current Report on Form 8-K dated January 2, 1997 reporting effective the close of business on January 2, 1997 the resignation of Liu Chen Mei Huan and Cheng Tai Chee as Directors of the Registrant.

                                                        [NM\10Q\0123196T.QSB]-12

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NONA MORELLI'S II, INC.

Dated:   March 14, 1997                 By:  /s/  Fred G. Luke
                                                  -----------------------------
                                                  Fred G. Luke
                                                  Chief Executive Officer
                                                  and Director

                                        Nona Morelli's II, Inc.

Dated:   March 14, 1997                 By:  /s/  Steven H. Dong
                                                  -----------------------------
                                                  Steven H. Dong
                                                  Chief Financial Officer and
                                                  Principle Accounting Person

                                        Nona Morelli's II, Inc.

Dated    March 14, 1997                 By:  /s/  Jon L. Lawver
                                             ----------------------------------
                                                  Jon L. Lawver, President and
                                                  Principle Accounting Person
                                                  Fantastic Foods Inc.

                                                        [NM\10Q\0123196T.QSB]-12