Form 10QSB/A
period 1996-12-31
MORELLIS NONA II INC
filed 1997-04-09
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

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

                                                                 Total Pages: 24

                                                        [NM\10QA\0123196A.QSB]-2

                             NONA MORELLI'S II, INC.
                                      INDEX


                                                                            Page

                                     PART I


Item 1.       Financial Statements

              Consolidated Balance Sheet as of December 31, 1996
                (unaudited) ...............................................1

              Consolidated Statements of Operations for the Three and
                Six Months Ended December 31, 1996 and 1995 (unaudited) ...3

              Consolidated Statements of Cash Flows for the Six Months
                Ended December 31, 1996 and 1995 (unaudited) ..............4

              Notes to Consolidated Financial Statements ..................5


Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................13


                                     PART II

Item 1.       Legal Proceedings............................................16

Item 2.       Changes In Securities........................................16

Item 3.       Defaults Upon Senior Securities..............................16

Item 4.       Submission Of Matters To A Vote Of Security Holders..........16

Item 5.       Other Information............................................16

Item 6.       Exhibits And Reports On Form 8-K.............................17

              Signatures...................................................18

                                                        [NM\10QA\0123196A.QSB]-2


                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheets
                       As of December 31, 1996 (Unaudited)



ASSETS                                                                     December 31,
                                                                               1996
                                                                           (Unaudited)
                                                                      ---------------------

Current assets:
 Cash and cash equivalents                                            $              86,689
 Accounts receivable, net                                                           193,327
 Due from affiliate                                                                  50,000
 Inventory                                                                           67,191
 Other current assets                                                                18,000
                                                                      ---------------------
     Total current assets                                                           415,207
Property and equipment
 Food manufacturing equipment                                                     1,065,249
 Other                                                                              175,001
 Accumulated depreciation and amortization                                         (909,081)
                                                                      ----------------------
     Total property and equipment                                                   331,169
Intangible assets:
 Software                                                                           200,036
 Accumulated amortization                                                          (161,792)
     Total intangible assets                                                         38,244
Other assets:
 Equity investments                                                               8,059,916
 Beneficial ownership                                                                     -
 Property held for sale                                                             539,213
 Deferred tax assets, net                                                           860,902
 Other assets                                                                        16,301
                                                                      ---------------------
     Total other assets                                                           9,476,332
                                                                      ---------------------
TOTAL ASSETS                                                          $          10,260,952
                                                                      =====================


        See accompanying notes to these consolidated financial statements

                                                        [NM\10QA\0123196A.QSB]-2


                             NONA MORELLI'S II, INC.
                           Consolidated Balance Sheets
                       As of December 31, 1996 (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     December 31,
                                                                                         1996
                                                                                      (Unaudited)
                                                                                 --------------------

Current liabilities:
  Accounts payable, trade                                                        $            964,044
  Accrued expenses                                                                            756,917
  Due to affiliates                                                                         1,825,876
  Income taxes payable                                                                      1,243,396
  Current maturities of long-term debt                                                      1,126,601
                                                                                 --------------------
     Total current liabilities 5,916,834 Long term liabilities:
  Long-term debt                                                                            1,566,386
     Total long term liabilities                                                            1,566,386

     Total liabilities                                                                      7,483,220
Commitments and contingencies
Stockholders' equity
 Preferred stock, Series D, $.01 par value; 24,000,000
  shares authorized, issued and outstanding at
  December 31, 1996  (aggregate liquidation of up to $10,000,000).                            240,000
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 45,072,300 shares issued  and outstanding
  at December 31, 1996.                                                                       450,723
 Additional paid-in-capital                                                                48,174,524
 Accumulated deficit                                                                      (35,734,754)
 Cost of 20,000,115 treasury shares                                                       (10,002,425)
 Common stock subscription and stockholders'
  receivables                                                                                (350,336)
     Total stockholders' equity                                                             2,777,732
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $         10,260,952
                                                                                 ====================


        See accompanying notes to these consolidated financial statements

                                                        [NM\10QA\0123196A.QSB]-2


                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Operations
                         for Three and Six Months Ended
                     December 31, 1996 and 1995 (Unaudited)



                                                    Three Months Ended                                Six Months Ended
                                                       December 31,                                     December 31,
                                        -------------------------------------------      ------------------------------------------
                                               1996                     1995                    1996                     1995
                                        -------------------      ------------------      ------------------       -----------------
                                            (Unaudited)              (Unaudited)             (Unaudited)              (Unaudited)
                                        -------------------      ------------------      ------------------       -----------------


Gaming interest revenue                 $                -       $       3,545,356       $               -        $       7,519,882
Food sales revenue                                 360,775                 270,114                 712,146                  560,276
                                        -------------------      ------------------      ------------------       -----------------
     Total revenue                                 360,775               3,815,470                 712,146                8,080,158
                                        -------------------      ------------------      ------------------       -----------------
Cost of food sales revenue                         211,290                 183,890                 480,866                  382,651
                                        -------------------      ------------------      ------------------       -----------------
     Total cost of revenue                         211,290                 183,890                 480,866                  382,651
                                        -------------------      ------------------      ------------------       -----------------
Gross profit                                       149,485               3,631,580                 231,280                7,697,507
                                        -------------------      ------------------      ------------------       -----------------
   Depreciation and amortization                    32,356               1,534,087                  60,668                2,677,103
   Legal and professional fees                     587,305                 221,754               1,167,447                  792,162
   Loss on sale of investment                            -                       -                 367,730                        -
   Write down of goodwill                        3,318,107                       -               3,318,107                        -
   Selling, general and administrative
    expenses                                       187,501                 161,183                 498,047                  396,637
                                        -------------------      ------------------      ------------------       -----------------
Operating income (loss)                         (3,975,784)              1,714,556              (5,180,719)               3,831,605
                                        -------------------      ------------------      ------------------       -----------------
Other income (expense):
   Equity in earnings (loss) in
    affiliates                                    (286,066)                      -                (286,066)                       -
   Interest expense                                (27,735)               (100,125)                (47,906)                (196,097)
                                        -------------------      ------------------      ------------------       ------------------
      Total other income (expense)                (313,801)               (100,125)               (333,972)                (196,097)
                                        -------------------      ------------------      ------------------       ------------------
Net income (loss) before income tax
  provision                                     (4,289,585)              1,614,431              (5,514,691)               3,635,508
                                        -------------------      ------------------      ------------------       -----------------
Income tax benefit (provision)                           -                (609,330)                      -               (1,630,073)
                                        -------------------      ------------------      ------------------       ------------------
Net income (loss)                       $       (4,289,585)      $       1,005,101       $      (5,514,691)       $       2,005,435
                                        ===================      ==================      ==================       =================
Net income (loss) per common share:
   Basic                                $             (.10)      $             .02       $            (.12)       $             .05
                                        ===================      ==================      ==================       =================
   Primary                              $             (.10)      $             .01       $            (.12)       $             .03
                                        ===================      ==================      ==================       =================
   Fully Diluted                        $             (.10)      $             .01       $            (.12)       $             .03
                                        ===================      ==================      ==================       =================

Weighted average number of common shares  outstanding used to compute net income
  (loss) per common share:
   Basic                                        45,048,500              43,251,405              45,098,500               42,885,889
                                        ===================      ==================      ==================       =================
   Primary                                      45,048,500              72,213,744              45,098,500               71,866,228
                                        ===================      ==================      ==================       =================
   Fully Diluted                                45,048,500              71,866,228              45,098,500               71,880,492
                                        ===================      ==================      ==================       =================

        See accompanying notes to these consolidated financial statements

                                                        [NM\10QA\0123196A.QSB]-2


                             NONA MORELLI'S II, INC.
                      Consolidated Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 1996 and 1995 (Unaudited)

                                                                                               Six Months Ended
                                                                                                 December 31,
                                                                                       1996                       1995
                                                                             -------------------------  -------------------------
                                                                                    (Unaudited)                (Unaudited)
                                                                             -------------------------  -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $             (5,514,691)  $              2,005,435
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                                               59,667                  2,677,103
   Services exchanged for stock                                                                     -                  1,020,938
   Effect of exercise of options                                                                5,300                          -
   Loss on sale of investment                                                                 367,730                          -
   Deferred taxes, net                                                                              -                  1,454,112
   Write off of goodwill                                                                    3,318,107                          -
   Minority interest                                                                                -                   (233,877)
   Equity in losses in equity investments                                                     286,066                          -
 Increases (decreases) in changes in assets and liabilities:
   Restricted cash                                                                                  -                 (2,111,228)
   Accounts receivable                                                                       (107,266)                (5,985,153)
   Due from affiliate                                                                       3,887,435                          -
   Inventory                                                                                   26,408                      9,637
   Other assets                                                                                (5,995)                    21,930
   Accounts payable                                                                            (3,368)                    45,130
   Accrued expenses                                                                           (46,160)                   150,920
   Due to affiliates                                                                          478,949                    318,904
                                                                             -------------------------  -------------------------
Net cash provided (used) by operating activities                                            2,752,182                   (626,149)
                                                                             -------------------------  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of leasehold improvements and equipment                                                   -                    (18,163)
 Proceeds from sale of investment                                                             124,117                          -
                                                                             -------------------------  ------------------------
Net cash provided (used) by investing activities                                              124,117                    (18,163)
                                                                             -------------------------  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from issuance of note payable                                                   -                    350,000
  Proceeds received from repayment of shareholder notes receivable                            198,758                          -
  Principal payments on notes and leases payable                                           (3,038,804)                  (142,676)
                                                                             -------------------------  -------------------------
Net cash (used) provided by financing activities                                           (2,840,046)                   207,324
                                                                             -------------------------  ------------------------
Net increase (decrease) in cash                                                                36,253                   (436,988)
                                                                             -------------------------  -------------------------
Cash and cash equivalents, beginning of period                                                 50,436                    628,870
                                                                             -------------------------  ------------------------
Cash and cash equivalents, end of period                                     $                 86,689   $                191,882
                                                                             =========================  ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
  Cash paid for:
     Interest                                                                $                 34,336   $                 10,924
     Income taxes                                                            $                      -   $                      -
  Non-cash investing and financing activities:
     Purchase of Peony Garden (Note 3) for note payable                      $                      -   $             21,000,000
     Common stock issued for services                                        $                      -   $              1,020,938
     Exercise of options for reduction of debt                               $                 29,200   $                      -
     Purchase of NPC (Note 2) for notes payable                              $              1,200,000   $                      -
     Purchase of NPC (Note 2) for accrued liability                          $                125,000   $                      -
     Options exercised for reduction of debt                                 $                 29,200   $                      -


        See accompanying notes to these consolidated financial statements

                                                        [NM\10QA\0123196A.QSB]-2

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

Principles of Consolidation and Management Estimates

The Company was incorporated in the State of Colorado on February 6, 1989 as a successor to Nona Morelli Limited Partnership. The unaudited condensed consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods") and NuOasis Properties, Inc. ("NuOasis Properties"). In addition, the consolidated financial statements include the accounts of the Company's controlled subsidiary -- NuOasis Gaming, Inc. ("NuOasis Gaming") and its wholly-owned subsidiaries, National Pools Corporation ("NPC")(Note 2), Ba-Mak Gaming International, Inc. ("BGI") and Casino Management of America, Inc. ("CMA"). All material inter-company accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned companies are accounted for using the equity method. The Company reflects its share of net income or loss of these nonconsolidated affiliates in Equity In Earnings (Loss) in affiliates (Note 3).

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

                                                        [NM\10QA\0123196A.QSB]-2

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

                                                        [NM\10QA\0123196A.QSB]-2

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

The exercise of the option is conditioned upon shareholder approval of a proposal to increase the authorized number of shares of common stock of NuOasis Gaming. The option shall expire 90 days after the next Annual Meeting of Shareholders of NuOasis Gaming. Monterosso has subsequently conditionally assigned his rights under the option as to 95,000 Series B Shares to certain shareholders of NPC and other investors, leaving him with rights under the option to purchase 155,000 Series B Shares.

On November 21, 1996, NuOasis Gaming's Board of Directors approved the acquisition of NPC. On December 24, 1996 NuOasis Gaming executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate amount of $1,200,000 and 1,000,000 shares of its common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a total of 241,900,000 shares of NuOasis Gaming's common stock contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The Notes are non-recourse to NuOasis Gaming and secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. Under the terms of the Notes, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted NuOasis Gaming common stock. As part of this acquisition, the Company and NuOasis Gaming agreed to a debt assumption agreement whereby all NuOasis Gaming debt in excess of $20,000 on December 24, 1996 is to be assumed by Nona except for amounts owed to NuVen Advisors, Inc, an affiliate and Fred G. Luke, Chairman and former President of NuOasis Gaming, which are to be converted into shares of NuOasis Gaming common stock: the conversion rate is based upon the prevailing market price on the date of the next NuOasis Gaming Shareholders' Meeting.

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

The unaudited financial statements of NPC as of September 30, 1996 and the nine months then ended and the audited financial statements of NPC as of December 31, 1995 and 1994, and the years then ended are incorporated by reference with NuOasis Gaming's Form 8-K/A, dated December 24, 1996, (SEC File No. 000-18224) filed on or about March 28, 1997. Such audit reports explain that NPC's financial statements have been prepared assuming that NPC will continue as a going concern and that such statements do not include any adjustments that may result in the event it is unable to do so. The audited financial statements of NPC also reflect that it has incurred operating losses of $2,401,992 from its inception and had negative working capital of $1,581,827, as of December 31, 1995. The unaudited financial statements of NPC for the quarter ended December 31, 1996 and 1995 are incorporated by reference with NuOasis Gaming's Form 10-QSB/A for the quarter ended December 31, 1996 filed on or about March 28, 1997 (SEC File No. 000-18224).

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

                                                        [NM\10QA\0123196A.QSB]-2

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

The Transaction is divided into three phases and summarized as follows:

     Phase I :    Acquisition of NPC, which closed on December 24, 1996

         On December 24, 1996 NuOasis Gaming executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it issued the Notes in the aggregate amount of $1,200,000 and a promise to issue 1,000,000 shares of common stock of NuOasis Gaming to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC.

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

     Basis of Presentation

         As of December 31, 1996, Phase I has occurred and accordingly Phase I has been reflected in the accompanying unaudited condensed financial statements. The Phase II and III portions of the acquisition will be reflected and recorded at such time when the events included in Phase II and III have occurred; these events are expected to occur only subsequent to the next NuOasis Gaming Shareholders' Meeting. As of the date of this Report there has been no NuOasis Gaming Shareholders' Meeting held. The acquisition of NPC has been recorded as a purchase with NuOasis Gaming as the accounting acquiror. Since conversion of the Notes is based upon future earnings of NPC, which is in itself based upon the success of the Hit-Lottotm program, a developmental business, the probability of the conversion is undeterminable and uncertain. Although control of NuOasis Gaming may be transferred to the NPC shareholders upon conversion of the Notes, due to this uncertainty, the acquisition of NPC has been accounted for as a purchase with NuOasis Gaming deemed the accounting acquiror.

     Supplemental Pro Forma Information

         Unaudited pro forma financial information showing the effect of the NPC acquisition by NuOasis Gaming is incorporated by reference with NuOasis Gaming's Form 8K/A, dated December 24, 1996 filed on or about March 28, 1997 and NuOasis Gaming's Form 10-QSB/A for the quarter ended December 31, 1996 filed on or about March 28, 1997 (SEC File No. 000-18224).

                                                       [NM\10QA\0123196A.QSB]-2

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

                                                        [NM\10QA\0123196A.QSB]-2

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

On August 8, 1996, the Company entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell its entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock ("Hartcourt Shares") and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). The sale closed on October 8, 1996 and, according to unaudited information received from Hartcourt, the Hartcourt Shares represented a 43% equity interest in Hartcourt. Concurrent with the closing of the sale of the Company's interest in Peony Garden, the Hartcourt Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap"). No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Company's basis in Peony Garden represents approximately the amount of interest on the Peony Garden Note that would otherwise have been capitalized during the construction of the Peony Garden project. The beneficial ownership interest in Peony Garden of $9.6 million was reduced to the value of the Company's equity in Hartcourt on or about the closing date, approximately $7 million, resulting in a $2.6 million write down during fiscal year ended June 30, 1996. During the quarter ended December 31, 1996, 3.3 million Hartcourt Shares were exchanged to acquire additional equity ownership in the Cleopatra entities (see Note 2 included herein). As a result, the Registrant's equity ownership in and advances to its Cleopatra subsidiaries and Hartcourt as of December 31, 1996 is as follows:

                                                     NuOasis International's
                                                            Book Value
                       NuOasis International's        Basis of Investment in
                         Percentage Ownership          and Advances to its
      Affiliate          at December 31, 1996      Non-Consolidated Affiliates
--------------------    ----------------------     ---------------------------
Hartcourt                     7.5% (A)                    $ 1,225,805
Cleopatra                      49% (B)                    $ 5,899,184
Cleopatra's World              50% (C)                    $   934,927

              (A) The  percentage  ownership is based upon  unaudited  financial statements of Hartcourt as of September 30,1996 (latest available as of the date of this Report). The accounting method used is the lower of cost or market, and accordingly, Hartcourt is not consolidated with the Company. The $1,225,805 book value represents 700,000 shares at the original book value amount of $1.75 per share.


                                                        [NM\10QA\0123196A.QSB]-2

                             NONA MORELLI'S II, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 (Unaudited)

              (B) The percentage ownership is based upon unaudited financial statements of Cleopatra as of December 31, 1996. The equity method of accounting is used since the equity ownership is 49% and control of the Board of Directors of Cleopatra lies with the other 51% equity owners. Accordingly, Cleopatra is not consolidated with the Company.

              (C) The percentage ownership is based upon unaudited financial statements of Cleopatra's World as of December 31, 1996. Although the equity ownership is 50%, the equity method of accounting is used since control of the Board of Directors of Cleopatra's World lies with the other 50% equity owners. Accordingly, Cleopatra World is not consolidated with the Company.

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

                                                        [NM\10QA\0123196A.QSB]-2

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

                                                        [NM\10QA\0123196A.QSB]-2

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

(c)       Liquidity and Capital Resources

         A comparison of working capital, cash and cash equivalents and current ratios are reflected in the following table:

                                         December 31,              June 30,
                                             1996                    1996
                                    ----------------------    -----------------
                                          (unaudited)               (audited)
                                    ----------------------    -----------------
Working Capital (Deficit)           $         (5,501,627)        $ (1,923,964)
Cash and Cash Equivalents           $             86,689         $     50,436
Current Ratio                                        .07                  .68

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

         The proceeds in the approximate amount of $3 million anticipated to be received from the exercise of the Option (see Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1) will not improve the Company's cash position since the $3 million proceeds are earmarked and will be used (as described in Note 2 of the footnotes) to purchase CMA and fund the operations of NuOasis Gaming. However, at such time that the entire NPC acquisition has occurred, NuOasis Gaming will no longer be consolidated with Nona, which will cause a positive effect on the Company's negative working capital, whereby the assumed current liabilities by NuOasis Gaming in the

                                                        [NM\10QA\0123196A.QSB]-2
approximate amount of $1.2 million as part of acquiring NPC will no longer be part of Nona's total short term debt due to the change in reporting entity (i.e. NuOasis Gaming will no longer be consolidated with Nona).

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

                                                        [NM\10QA\0123196A.QSB]-2

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

         As a result of the NPC acquisition (see Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1), the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to NuOasis Gaming's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 is immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

         The Registrant's total operating loss for the three months ended December 31, 1996 was $3,975,784 as compared to an operating income of $1,714,556 for the comparable period last year. The decrease of approximately $5.7 million is primarily attributable to the lack of gaming revenues due to the sale of the Gaming Interest discussed above.

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

                                                        [NM\10QA\0123196A.QSB]-2

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

         As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to NuOasis Gaming's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 is immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

         The Registrant's total operating loss for the six months ended December 31, 1996 was $5,180,719 as compared to an operating income of $3,831,605 for the comparable period last year. The decrease of approximately $9 million is primarily attributable to the lack of gaming revenues due to the sale of the Gaming Interest discussed above.

         The Registrant's total other expense for the current period was $333,972, as compared to $196,097 for the same period last year. The increase is primarily attributable to losses from equity investments in the amount of $286,066. There were no such losses from equity investments during the same period last year.

                                                        [NM\10QA\0123196A.QSB]-2

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

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission Of Matters To A Vote Of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits And Reports On Form 8-K

              (a)  Exhibits:

                   Exhibit Number                Description of Exhibit
                   -------------------------     ------------------------------

                   27                            Financial Data Schedule

              (b)  Reports on Form 8-K:

                  On January 2, 1997 the Registrant filed a Current Report on Form 8-K dated January 2, 1997 reporting effective the close of business on January 2, 1997 the resignation of Liu Chen Mei Huan and Cheng Tai Chee as Directors of the Registrant.

                                                        [NM\10QA\0123196A.QSB]-2

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NONA MORELLI'S II, INC.

Dated:   April  4 , 1997                By:  /s/  Fred G. Luke
               ---                           ----------------------------------
                                                  Fred G. Luke,
                                                  Chief Executive Officer
                                                   and Director
                                                  Nona Morelli's II, Inc

Dated:   April  4 , 1997                By:  /s/  Steven H. Dong
               ---                           ----------------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer and
                                                   Principal Accounting Person
                                                  Nona Morelli's II, Inc.

Dated:   April  4, 1997                 By:  /s/  Jon L. Lawver
                                             ----------------------------------
                                                  Jon L. Lawver, President and
                                                  Principal Accounting Person
                                                  Fantastic Foods International,
                                                   Inc.

                                                        [NM\10QA\0123196A.QSB]-2