Form 10QSB
period 1997-03-31
MORELLIS NONA II INC
filed 1997-07-21
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997                    Commission File No. 0-18377

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

         Common Stock $.01 par; 48,857,500 shares as of April 30, 1997.

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
                                      INDEX

                                                                            Page
                                     PART I

Item 1.           Financial Statements

              Consolidated Condensed Balance Sheet
               as of March 31, 1997 (unaudited) ...........................1

              Consolidated Condensed Statements of Operations
               for the Three and Nine Months Ended March 31, 1997
               and 1996 (unaudited) .......................................3

              Consolidated Condensed Statements of Cash Flows for the
                Nine Months Ended March 31, 1997 and 1996 (unaudited) .....4

              Notes to Consolidated Condensed Financial Statements ........5


Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................13

                                     PART II

Item 1.           Legal Proceedings .......................................15

Item 2.           Changes In Securities....................................15

Item 3.           Defaults Upon Senior Securities..........................15

Item 4.           Submission Of Matters To A Vote Of Security Holders......15

Item 5.           Other Information........................................16

Item 6.           Exhibits And Reports On Form 8-K.........................16

              Signatures...................................................17

                                                          [NM\10Q\033197.QSB]-10



                             NONA MORELLI'S II, INC.
                      Consolidated Condensed Balance Sheets
                        As of March 31, 1997 (Unaudited)



ASSETS                                                                                   March 31,
                                                                                           1997
                                                                                        (Unaudited)
                                                                                  ----------------------

Current assets:
 Cash and cash equivalents                                                        $              105,838
 Accounts receivable, net                                                                         87,251
 Inventory                                                                                        73,713
 Other current assets                                                                             79,148
     Total current assets                                                                        345,950
Property and equipment
 Food manufacturing equipment                                                                  1,067,935
 Other                                                                                           219,502
 Accumulated depreciation and amortization                                                      (986,312)
     Total property and equipment                                                                301,125
Intangible assets:
 Software                                                                                        200,036
 Accumulated amortization                                                                       (170,530)
     Total intangible assets                                                                      29,506
Other assets:
 Equity investments                                                                            7,695,943
 Note receivable                                                                                  50,000
 Deferred tax assets, net and other assets                                                       879,461
     Total other assets                                                                        8,625,404
TOTAL ASSETS                                                                      $            9,301,985


   See accompanying notes to these consolidated condensed financial statements

                                                          [NM\10Q\033197.QSB]-10



                             NONA MORELLI'S II, INC.
                      Consolidated Condensed Balance Sheets
                        As of March 31, 1997 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                       March 31,
                                                                                         1997
                                                                                      (Unaudited)
                                                                                 --------------------

Current liabilities:
  Accounts payable, trade                                                        $            980,229
  Accrued expenses                                                                            728,748
  Due to affiliates                                                                         1,823,198
  Income taxes payable                                                                      1,243,396
  Current maturities of long-term debt                                                      1,240,305
     Total current liabilities 6,015,876 Long term liabilities:
  Long-term debt                                                                            1,345,880
     Total long term liabilities                                                            1,345,880

     Total liabilities                                                                      7,361,756
Commitments and contingencies
Stockholders' equity
 Preferred stock, Series D, $.01 par value; 24,000,000
  shares authorized, issued and outstanding at
  March 31, 1997  (aggregate liquidation of up to $10,000,000).                               240,000
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 48,857,500 shares issued  and outstanding
  at March 31, 1997.                                                                          488,575
 Additional paid-in-capital                                                                49,337,312
 Accumulated deficit                                                                      (37,279,043)
 Cost of 20,000,115 treasury shares                                                       (10,002,425)
 Common stock subscription and stockholders'
  receivables                                                                                (844,190)
     Total stockholders' equity                                                             1,940,229
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $          9,301,985


   See accompanying notes to these consolidated condensed financial statements

                                                          [NM\10Q\033197.QSB]-10



                             NONA MORELLI'S II, INC.
                 Consolidated Condensed Statements of Operations
                         for Three and Nine Months Ended
                       March 31, 1997 and 1996 (Unaudited)


                                                   Three Months Ended                                Nine Months Ended
                                                        March 31,                                        March 31,
                                       ------------------------------------------       ------------------------------------------
                                              1997                     1996                    1997                     1996
                                           (Unaudited)              (Unaudited)             (Unaudited)              (Unaudited)
                                       ------------------       -----------------       -----------------        -----------------


Gaming interest revenue                $                -       $       1,959,324       $               -        $       9,479,206
Food sales revenue                                348,591                 277,977               1,060,737                  838,253
     Total revenue                                348,591               2,237,301               1,060,737               10,317,459
Cost of food sales revenue                        197,594                 212,217                 678,460                  594,868
     Total cost of revenue                        197,594                 212,217                 678,460                  594,868
Gross profit                                      150,997               2,025,084                 382,277                9,722,591
   Depreciation and amortization                   37,781               1,178,870                  98,449                3,855,973
   Legal and professional fees                    472,909                 953,713               1,640,356                1,745,875
   Loss on sale of assets                          89,213                       -                 456,943                        -
   Write down of goodwill                               -                       -               3,318,107                        -
   Other valuation expenses                             -               4,439,483                       -                4,439,483
   Selling, general and administrative
    expenses                                      563,497                 718,543               1,061,544                1,115,180
Operating income (loss)                        (1,012,403)             (5,265,525)             (6,193,122)              (1,433,920)
Other income (expense):
   Equity in losses in affiliates                (457,974)                      -                (744,040)                       -
   Interest expense                               (74,026)                (71,868)               (121,932)                (267,965)
      Total other income (expense)               (532,000)                (71,868)               (865,972)                (267,965)
Net income (loss) before income tax
  provision                                    (1,544,403)             (5,337,393)             (7,059,094)              (1,701,885)
Income tax benefit (provision)                          -                 408,723                       -               (1,221,350)
Net income (loss)                      $       (1,544,403)      $      (4,928,670)      $      (7,059,094)       $      (2,923,235)
Net income (loss) per common share:    $             (.03)      $            (.11)      $            (.15)       $            (.07)
Weighted average number of common
  shares outstanding used to compute
  net income (loss) per common share:          48,453,745              43,924,109              46,199,447               43,660,595


   See accompanying notes to these consolidated condensed financial statements

                                                          [NM\10Q\033197.QSB]-10



                             NONA MORELLI'S II, INC.
                 Consolidated Condensed Statements of Cash Flows
                            for the Nine Months Ended
                       March 31, 1997 and 1996 (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  March  31,
                                                                             ----------------------------------------------------
                                                                                       1997                       1996
                                                                                    (Unaudited)                (Unaudited)
                                                                             ------------------------   -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $             (7,059,094)  $             (2,923,235)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                                               98,449                  3,847,866
   Effect of services exchanged for stock                                                     323,766                  1,401,166
   Effect of exercise of options                                                                5,300                          -
   Loss on sale of assets                                                                     456,943                          -
   Deferred taxes, net                                                                              -                  1,377,435
   Write off of goodwill                                                                    3,318,107                          -
   Valuation expense                                                                                -                  4,439,483
   Minority interest                                                                                -                   (233,877)
   Equity in losses in affiliates                                                             744,040                          -
 Increases (decreases) in changes in assets and liabilities:
   Accounts receivable                                                                        (12,339)                    37,385
   Due from affiliate                                                                       3,887,435                    214,543
   Inventory                                                                                   19,886                     19,618
   Other assets                                                                                (8,253)                    83,976
   Accounts payable                                                                            12,817                    (74,288)
   Accrued expenses                                                                          (188,169)                   493,633
   Due to affiliates                                                                          822,331                    264,634
Net cash provided (used) by operating activities                                            2,421,219                  8,948,339
CASH FLOWS FROM INVESTING ACTIVITIES:
 Beneficial ownership interest                                                                      -                 (9,604,598)
 Purchase of leasehold improvements and equipment                                                   -                    (18,163)
 Proceeds from sale of assets                                                                 524,111                          -
Net cash provided (used) by investing activities                                              524,111                 (9,622,761)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from issuance of note payables                                            100,000                    350,000
  Proceeds received from repayment of shareholder notes receivable                            198,758                    (55,991)
  Principal payments on notes payable                                                      (3,188,686)                  (165,101)
Net cash (used) provided by financing activities                                           (2,889,928)                   128,908
Net increase (decrease) in cash                                                                55,402                   (545,514)
Cash and cash equivalents, beginning of period                                                 50,436                    628,870
Cash and cash equivalents, end of period                                     $                105,838   $                 83,356
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
  Cash paid for:
     Interest                                                                $                 34,336   $                 10,924
     Income taxes                                                            $                      -   $                    800
  Non-cash investing and financing activities:
     Purchase of Peony Garden (Note 3) for note payable                      $                      -   $                      -
     Common stock issued for services                                        $                323,766   $              1,409,855
     Exercise of options for reduction of debt                               $                 29,200   $                      -
     Purchase of NPC (Note 2) for notes payable                              $              1,200,000   $                      -
     Purchase of NPC (Note 2) for accrued liability                          $                125,000   $                      -
     Options exercised for reduction of debt                                 $                 29,200   $                      -


   See accompanying notes to these consolidated condensed financial statements

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

Note 1.       General

Description of Business

Nona Morelli's II Inc. and its subsidiaries (the "Registrant", or the "Company"), operates as a holding company for leisure and entertainment-related businesses. The Company was incorporated in the State of Colorado on February 6, 1989 as a successor to Nona Morelli Limited Partnership. At March 31, 1997, the Company had three wholly-owned and one controlled subsidiary engaged in food manufacturing and distribution, casino gaming and hotel management, and real estate investments. The activities of the Company's subsidiaries are international, with existing food and gaming activities in the United States, and proposed activities in North Africa, the Caribbean and Europe.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited consolidated condensed financial statements include the consolidated condensed balance sheet as of March 31, 1997, and the related consolidated condensed statements of operations and cash flows of the Registrant and its subsidiaries for the nine months ended March 31, 1997 and 1996. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Registrant's fiscal 1996 Form 10-KSB. The results of operations for the three and nine months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Management Estimates

The unaudited consolidated condensed financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods") and NuOasis Properties, Inc. ("NuOasis Properties"). In addition, the unaudited consolidated condensed financial statements include the accounts of the Company's controlled subsidiary -- Group V Corporation ("Group V") (formerly, NuOasis Gaming, Inc.) and its wholly-owned subsidiaries, National Pools Corporation ("NPC")(Note 2), and Casino Management of America, Inc. ("CMA"). All material inter-company accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned companies are accounted for using the equity method. The Company reflects its share of net income or loss of these nonconsolidated affiliates in Equity In Earnings (Losses) in affiliates (Note 3).

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

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1996 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1997.

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and one of its operating subsidiaries was liquidated during fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative functions will be provided by consultants who are compensated primarily in the form of the Company's common stock. Management estimates that the Company will need to utilize its common stock to fund its operations through fiscal year 1997. Accordingly, the accompanying unaudited consolidated condensed financial statements have been presented under the assumption the Company will continue as a going concern.

Note 2.       Acquisitions and Sale of Investments

Gaming Interest

On May 25, 1996 the Company purchased from Dragon Sight International Amusement (Macau) Company ("Dragon"), a sole proprietorship consisting of Mr. Ng Man Sun ("Mr. Ng"), a 40% net profits interest in the gaming operations conducted by Dragon at the Holiday Inn and Hyatt Hotels in Macau (the "Gaming Interest").

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

The Company recognized a $6.6 million write down of the book value of the Gaming Interest, during fiscal year 1996, to bring the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Mr. Ng, which was $.50 a share or $10 million in aggregate. Since the intended purchase of the Replacement Property will be effective at some time in fiscal 1997, the book value of the escrowed shares is presented in a position similar to treasury stock as of March 31, 1997.

Gaming revenues in the amount of $3.9 million that were due as of June 30, 1996, were collected in August 1996. Since the Gaming Interest was sold, gaming revenues will not recur.

Group V Corporation

In July 1996, the Company sold 497,157 common shares of Group V for an approximate amount of $124,000, resulting in a loss on sale of investment of approximately $368,000, since the Company's book value basis of the 497,157 common shares was approximately $492,000. As of March 31, 1997, the Registrant no longer holds common shares of Group V. On June 13, 1996, Nona entered into an Option Agreement to sell the 250,000 Series B Preferred Shares (see National Pools Corporation below) and at such time the entire Option Agreement is fully exercised, the 39% voting control will change and accordingly, Group V will no longer be consolidated with Nona. In June 1997, the Option was partially exercised. (See National Pools Corporation below).

National Pools Corporation

On June 13, 1996, the Company entered into an Option Agreement ("Option") with Joseph Monterosso ("Monterosso"), President of National Pools Corporation ("NPC"), an individual previously unrelated to Group V or the Company, and granted such individual an option to purchase the 250,000 Series B Preferred Shares of Group V owned by the Company at a purchase price of $13.00 per share, or a total of $3,250,000, with a minimum purchase of 95,000 shares.

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

The exercise of the Option was conditioned upon Group V shareholder approval of a proposal to increase the authorized number of shares of Group V common stock. The Option expires 90 days after the Annual Meeting of Shareholders of Group V, which was held on May 5, 1997. Monterosso subsequently conditionally assigned his rights under the Option as to 128,041 Series B Shares to certain shareholders of NPC and other investors, leaving him with rights under the Option to purchase 121,959 Series B Shares.

On November 21, 1996, Group V's Board of Directors approved the acquisition of NPC. NPC was formed in 1993 for the purpose of developing and operating a system to facilitate participation in group play in state lotteries in the United States and the lotteries of foreign countries. The program developed by NPC was named "Hit-LottoTM". The Hit-LottoTM program uses debit cards, telecommunications, Internet Websites, and proprietary computer software to organize and market lottery pools for lottery players who participate in various state lotteries. Since inception NPC's operations have been devoted primarily to the formulation and design of the telecommunication and computer technology to support the Hit-LottoTM program. In August, 1994, Hit-LottoTM was tested in the San Diego market: development is ongoing.

On December 24, 1996 Group V executed and closed the Stock Purchase Agreements with each of the shareholders of NPC pursuant to which it agreed to issue a series of Secured Promissory Notes (the "Notes") in the aggregate amount of $1,200,000 and 1,000,000 shares of its common stock to the NPC shareholders in exchange for all of the issued and outstanding shares of capital stock of NPC. The Notes are convertible into a total of 241,900,000 shares of Group V's common stock contingent upon NPC's operations achieving certain financial goals over the next several fiscal years. The Notes are non-recourse to Group V and secured by the assets of NPC, bear interest at 8% per annum, and are due and payable on May 31, 1999. Under the terms of the Notes, for every $250,000 of net annual operating income achieved by NPC, $7,500 in principal amount of the Notes may be converted into 1,511,875 shares of restricted Group V common stock. As part of this acquisition, the Company and Group V agreed to a debt assumption agreement whereby all Group V debt in excess of $20,000 on December 24, 1996 is to be assumed by Nona except for amounts owed to certain affiliates, which are to be converted into shares of Group V common stock: the conversion rate is based upon the prevailing market price on the date of the Group V Shareholders' Meeting held on May 5, 1997.

The audited financial statements of NPC as of December 31, 1995 and 1994, and the years then ended are incorporated by reference with Group V's Form 8-K/A, dated December 24, 1996, (SEC File No. 000-18224) filed on or about March 28, 1997. Such audit reports explain that NPC's financial statements have been prepared assuming that NPC will continue as a going concern and that such statements do not include any adjustments that may result in the event it is unable to do so. The audited financial statements of NPC also reflect that it has incurred operating losses of $2,401,992 from its inception and had negative working capital of $1,581,827, as of December 31, 1996.

Subject to the exercise of the Option and the sale by the Company of the Series B Shares, Group V has agreed to fund NPC's future operations. At the meeting, held on May 5, 1997, the Group V shareholders approved the amendment of the Group V Certificate of Incorporation. And, in June 1997, Monterosso exercised the Option as to 128,041 shares of Series B Preferred stock. However, if the entire Series B Shares are not acquired pursuant to the Option, NPC may not have sufficient working capital to "roll out" the Hit-LottoTM program on a commercial basis, and there may not be a change of control of Group V.

Following the initial exercise of 128,041 Series B Shares, there are remaining 121,959 Series B Shares available under the Option. If exercised, the 121,959 Series B Shares could immediately be converted into 9,512,802 Group V restricted common shares. The exercise and sale of such remaining Series B Shares will result in an additional $1,573,000 in proceeds to Nona which Nona intends to utilize to obtain a release of liability, if any, from any events while it controlled Group V. As of the date of this Report, the remaining Option has not been exercised.

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

     Basis of Presentation

         As of March 31, 1997, Phase I has occurred and accordingly Phase I has been reflected in the accompanying unaudited condensed financial statements. The Phase II and III portions of the acquisition will be reflected and recorded at such time when the events included in Phase II and III have occurred; these events are expected to occur upon exercise of the Option. As of the date of this Report, the Option has been partially exercised. The acquisition of NPC has been recorded as a purchase with Group V as the accounting acquiror. Since conversion of the Notes is based upon future earnings of NPC, which is in itself based upon the success of the Hit-Lottotm program, a developmental business, the probability of the conversion is undeterminable and uncertain. Although control of Group V may be transferred to the NPC shareholders upon conversion of the Notes, due to this uncertainty, the acquisition of NPC has been accounted for as a purchase with Group V deemed the accounting acquiror.

     Pro Forma Information

         Unaudited pro forma financial information showing the effect of the NPC acquisition by Group V is incorporated by reference with Group V's Form 8K/A, dated December 24, 1996 filed on or about March 28, 1997 and Group V's Form 10-QSB/A for the quarter ended March 31, 1997 filed on or about March 28, 1997 (SEC File No. 000-18224).

Cleopatra Palace and Cleopatra World

During the first two quarters of fiscal 1997, NuOasis International executed letters of intent and was negotiating definitive agreements to acquire
Replacement Properties related to its international gaming and hospitality activities. These negotiations are ongoing as of the date of this Report.

In July 1996, Cleopatra Palace, Ltd. ("Cleopatra") signed two letters of intent with a company owning a hotel and casino project in Monastir, Tunisia, pursuant to which Cleopatra (or its designee, Cleopatra World), would lease the casino and, through NuOasis International, manage the hotel (which the Company intends to re-name "Cleopatra Palace Resort - Monastir"), and provide Las Vegas casino gaming management for the casino (the "Monastir Casino").

In September 1996, the Company entered into an agreement in principle with a European hotel management company (the "European Partner") pursuant to which the parties planned to form a joint venture ("JV"). In exchange for a 50% interest in the JV, the European Partner would have initially provided the JV with up to $13.5 million in working capital and the Company, through NuOasis International, would have contributed or caused to be transferred its interest in the entities which hold the rights to manage the Le Palace Hotel, the Cap Gammarth Casino and the Hammamet Casino. However, covenants in the lease agreement between Cleopatra World and the lessors of the Cap Gammarth resort facility precluded the execution of the management agreement requested by the European Partner. As a result, the JV with the European Partner, as originally envisioned, is not capable of being finalized. As of the date of this Report, the Company is exploring other structures with the European Partner and soliciting proposals from other potential financial partners.

In October 1996, the Company and Cleopatra entered into a reorganization agreement (the "Restructuring Agreement") with Cleopatra which resulted in NuOasis International issuing $13.5 million ($2 million and $11.5 million) in secured promissory notes (the "Cleopatra Notes"). In exchange for the Cleopatra Notes, NuOasis International was to receive 70% of the outstanding stock of the three Cleopatra subsidiaries, which owned the rights to the Cleopatra Cap Gammarth Casino, the Cleopatra Hammamet Casino and the Cleopatra Monastir.

On January 27, 1997, the Company and Cleopatra amended the Restructuring Agreement (the "Amendment") in an effort to stage the development and limit the initial scale of the JV with the European Partner. The Amendment canceled the $2 million Cleopatra Note and in consideration for the 2.7 million shares of Hartcourt common stock transferred to Cleopatra in December 1996, the $11.5 million Cleopatra Note. Pursuant to the Amendment and in lieu of NuOasis

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

International receiving 70% of the outstanding stock of the three Cleopatra subsidiaries as originally envisioned by the agreement, Cleopatra agreed to repurchase certain of its outstanding shares and to issue additional shares to NuOasis International as necessary to bring its equity ownership of Cleopatra Palace up to 70%. As of March 31, 1997, Cleopatra Palace had not finalized its share repurchases and NuOasis International's interest was 49%, with control of the Board of Directors of Cleopatra Palace remaining with the other 51% equity shareholders. Accordingly, Cleopatra Palace is presented at March 31, 1997 using the equity method of accounting and is not consolidated with the Company (see
Note 3 included herein). At such time, when the recapitalization is completed and NuOasis International's equity ownership is increased up to 70%, if appropriate and at such time, step acquisition accounting will then be applied. In this event, Cleopatra Palace will be consolidated with NuOasis International and any earnings or losses not previously recorded under the equity method of accounting will then be restated as appropriate.

In December 1996 NuOasis International acquired a 50% interest in Cleopatra World, Inc., a British Virgin island corporation ("Cleopatra World"), the lessor of the Le Palace Hotel and the commercial center, residential complex, real estate and improvements surrounding the Cap Gammarth Casino (the "Cap Gammarth Resort"). Control of the Board of Directors of Cleopatra World remains with the other 50% equity shareholders and, accordingly, Cleopatra World is presented using the equity method of accounting and is not consolidated with the Company (see Note 3 included herein).

Sale of Pueblo Building

In February 1997 the Company received notice that the lessor of the Company's former manufacturing facility in Pueblo, Colorado (the "Pueblo Building") intends to exercise its option to purchase the Pueblo Building. On February 26, 1997, the sale of the Pueblo Building closed and the Company received a total consideration of $450,000. As part of the total consideration received, the Company's mortgage debt in the principle amount of $215,392 was fully satisfied, the Company received cash in the amount of $148,820, and the Company received a note receivable in the amount of $50,000, both bearing 8% interest per annum, and secured by the Pueblo Building.

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

On August 8, 1996, the Company entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell its entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock ("Hartcourt Shares") and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). The sale closed on October 8, 1996 and, according to unaudited information received from Hartcourt, the Hartcourt Shares represented a 43% equity interest in Hartcourt. Concurrent with the closing of the sale of the Company's interest in Peony Garden, the Hartcourt

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap"). No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Company's basis in Peony Garden represents approximately the amount of interest on the Peony Garden Note that would otherwise have been capitalized during the construction of the Peony Garden project. The beneficial ownership interest in Peony Garden of $9.6 million was reduced to the value of the Company's equity in Hartcourt on or about the closing date, approximately $7 million, resulting in a $2.6 million write down during fiscal year ended June 30, 1996. During the quarter ended March 31, 1997, 3.3 million Hartcourt Shares were exchanged to acquire additional equity ownership in the Cleopatra entities (see Note 2 included herein). As a result, the Registrant's equity ownership in and advances to its Cleopatra subsidiaries and Hartcourt as of March 31, 1997 is as follows:

                                                       NuOasis International's
                                                             Book Value
                        NuOasis International's        Basis of Investment in
                         Percentage Ownership            and Advances to its
       Affiliate           at March 31, 1997         Non-Consolidated Affiliates
----------------------  -----------------------      ---------------------------

Hartcourt                      7.5% (A)                      $ 1,225,805
Cleopatra                       49% (B)                      $ 5,923,094
Cleopatra's World               50% (C)                      $ 547,044

              (A) The  percentage  ownership is based upon  unaudited  financial statements of Hartcourt as of December 31,1996 (latest available as of the date of this Report). The accounting method used is the lower of cost or market, and accordingly, Hartcourt is not consolidated with the Company. The $1,225,805 book value represents 700,000 shares at the original book value amount of $1.75 per share.

              (B) The percentage ownership is based upon unaudited financial statements of Cleopatra as of March 31, 1997. The equity method of accounting is used since the equity ownership is 49% and control of the Board of Directors of Cleopatra lies with the other 51% equity owners. Accordingly, Cleopatra is not consolidated with the Company.

              (C) The percentage ownership is based upon unaudited financial statements of Cleopatra's World as of March 31, 1997. Although the equity ownership is 50%, the equity method of accounting is used since control of the Board of Directors of Cleopatra's World lies with the other 50% equity owners. Accordingly, Cleopatra World is not consolidated with the Company.

The Company's ultimate realization of value from the Hartcourt Shares is dependent upon many factors, such as changes in the equity value in Hartcourt, which itself is dependent upon uncertainties surrounding Peony Garden, and upon the Company's ability to dispose of the Hartcourt Shares at its current basis. Following the exchange of Hartcourt shares for the Cleopatra Notes (see Note 2 included herein) and the interest in Cleopatra's World, NuOasis International owned approximately 700,000 of the originally issued Hartcourt Shares, which it intends to exchange in the future for other equity investments.

Note 4.       Long-Term Debt

In August 1996, the Company paid $3.2 million as full payment of the principal and accrued interest on the original note issued as part of the purchase of the Gaming Interest on May 25, 1996.

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

On December 24, 1996, in connection with the acquisition of NPC (see Note 2 included herein), notes payables in the aggregate principle amount of $1.2 million were issued by Group V.

On March 20, 1997, Fantastic Foods entered into a working capital note payable agreement, collateralized by the Notes Receivables received from the sale of the Pueblo building (Note 2), for $100,000 bearing interest at 18% per annum and maturing on March 19, 1998.

Note 5.       Stockholders' Equity

Common Stock Subscriptions and Stockholders' Receivable

During fiscal year 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Company in the amount of $440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made prior to year ended June 30, 1996 and approximately $120,000 during July 1996. The note bears interest of 10% and is due in May 1997. The note receivable has been classified as Stockholder Receivable in the amount of $280,000 at March 31, 1997.

During fiscal year ended June 30, 1996, 868,824 common shares of Group V were issued upon exercise of options by the former President of Group V in the amount of $104,258, or $.12 per share. Group V received a note receivable in the amount of $78,758, bearing interest of 10%, and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable was fully paid during the first quarter of fiscal year 1997.

Exercised Options

On October 8, 1996, 50,000 common shares were issued upon exercise of an option by John D. Desbrow, former Secretary and former Director of the Company in the amount of $29,200, or approximately $.58 per share. In lieu of cash being received for payment of the exercise price, the Company received a credit of $29,200 against amounts owed to Mr. Desbrow for professional services performed pursuant to a consulting agreement with Mr. Desbrow.

Note 6.       Commitments and Contingencies

Capital Requirements of Cleopatra

At March 31, 1997, Cleopatra has approximately $3,500,000 deposited with the builders of the Cap Gammarth Casino and the Hammamet Casino. Cleopatra has approximately $2,000,000 remaining to be paid, as security deposits and advance rent, before it can take possession of the two casinos. Construction on the Hammamet Casino was completed in January 1997. Construction on the Cap Gammarth Casino is near completion. Cleopatra estimates remaining expenditures and working capital requirements, including security deposits and advance rental payments, related to equipping and opening the two casinos to be approximately $13.5 million in aggregate. In addition, Cleopatra's World may require approximately $1.5 million during 1997 to reduce short term debt and secure working capital lines of credit. To finance the expected $15 million in future capital costs the Company is currently negotiating possible joint ventures with potential European partners and soliciting financing proposals from vendors and private investors, both in the United States and internationally. On behalf of Cleopatra, the Company has arranged for a credit facility with Banque Francaise de L'Orient (the "Bank") which Cleopatra may utilize to borrow up to $25 million, subject to Cleopatra or the Company providing collateral to secure such credit facility which is acceptable to the bank. At March 31, 1997 Cleopatra had utilized approximately $500,000 of the subject credit facility, which was initially secured by approximately $500,000 of deposits of NuOasis International.

Through March 31, 1997 the Company and its subsidiaries have, with few exceptions, financed all operations with internally generated funds and the Company's common stock. Through March 31, 1997 the lessors of the two Tunisian

                                                          [NM\10Q\033197.QSB]-10

                             NONA MORELLI'S II, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)

casinos and the Le Palace Hotel have, from time to time, been in default or there has been a dispute under their respective lease agreements as to construction and occupancy completion dates. In each instance of a default or dispute with the lessors, Cleopatra Palace and Cleopatra's World have waived or renegotiated the terms of the various lease agreements. However, construction is complete on the Hammamet Casino and a portion of the Le Palace Hotel, and the hotel and Cap Gammarth Casino are promised to be completed no later than the fall of 1997. Further, while the Company has been able to meet its financial commitments to date, Cleopatra Palace was in default at March 31, 1997 on payment of the first installment of rent on the Hammamet casino but was in negotiation with the lessor to forebear and revise the terms of the subject lease agreement. As of the date of this Report, negotiations were continuing.

To meet its planned opening dates during this calendar year the Company must secure additional third party debt or equity financing. If for any reason, a proposed joint venture is not formed, or if the lessor of the Hammamet Casino decides to terminate the forbearance, or if Cleopatra Palace is unable to obtain financing from vendors or from the Bank, or if Cleopatra Palace or NuOasis International are unable to otherwise meet their commitments under the various agreements to provide the furniture, fixtures, equipment and working capital for the proposed casinos once construction is completed, the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of its respective interest, or lose its respective rights to the projects and properties entirely.

Commitments

The Company has no commitment for material capital expenditures; it negotiated a release of its guarantee of the obligation of Cleopatra Palace under the lease agreement related to the Cap Gammarth Casino following a default by the lessor of the Cap Gammarth Casino.

The Company is, however, actively pursuing financing to fund the activities of Cleopatra Palace and Cleopatra's World which may involve the pledge or hypothecation of some or all of the Company's assets.

Note 7.       Subsequent Events

Director Resignations

Effective the close of business on January 2, 1997, Liu Chen Mei Huan and Cheng Tai Chee resigned as Directors of the Registrant in order to pursue other opportunities. There were no disagreements between the Registrant and either Ms. Huan or Mr. Chee at the time of their resignations. The letters of resignation were attached as Exhibits to a current report on Form 8-K filed January 2, 1997.

Moving and Combining of Plant Facilities

In March 1997, Fantastic Foods International initiated a plan to combine it's two plant facilities into one location which was remodeled during the last fiscal year. Although Fantastic Foods International expects to incur a one time moving charge, the combination of the two facilities is an effort to reduce fixed overhead costs with out reducing production capabilities. The actual moving and combination of the plants has not occurred yet, however, its estimated to be completed prior to September 30, 1997.

                                                          [NM\10Q\033197.QSB]-10

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(c)      Liquidity and Capital Resources

         Working capital, cash and cash equivalents and current ratios are reflected in the following table:

                                           March 31,
                                             1997
                                          (unaudited)
                                    ---------------------
Working Capital (Deficit)           $         (5,669,926)
Cash and Cash Equivalents           $            105,838
Current Ratio                                        .06

         The most significant effects on working capital and its components during the nine months ended March 31, 1997 were the payment of $3.2 million in principal and interest on the Registrant's note issued to acquire the Gaming Interest, the continued accrual of legal and professional advisory fees and the acquisition of NPC by Group V whereby Group V assumed current liabilities in the approximate amount of $2.1 million as part of acquiring NPC.

         The proceeds in the approximate amount of $3 million anticipated to be received from the exercise of the Option (see Note 2 of the footnotes to the accompanying unaudited financial statements included herein at Item 1) will not improve the Company's cash position since the $3 million proceeds are earmarked and will be used (as described in Note 2 of the footnotes) to purchase CMA and fund the operations of Group V. However, at such time that the entire NPC acquisition has occurred, Group V will no longer be consolidated with Nona, which will cause a positive effect on the Company's negative working capital, whereby the assumed current liabilities by Group V in the approximate amount of $1.2 million as part of acquiring NPC may no longer be part of Nona's total short term debt due to the change in reporting entity (i.e.
Group V may no longer be consolidated with Nona).

         The Registrant's current plan for growth is to increase its working capital by continuing to convert the shares of Hartcourt received from the sale of Peony Garden into additional equity investments and, in turn, use these additional equity investments along with external debt and equity financing, if any can be arranged, to finance the activities of its subsidiaries and for future acquisitions in its three business segments. Additionally, the Company anticipates receiving a distribution of operating revenues from the Tunisian casinos beginning in fiscal 1998 which, at the present time, is subject to obtaining financing and completion during this calendar year. However, there are no assurances that the subject casinos will open during this calendar year since the financing required by Cleopatra to complete and open the properties has not yet been committed. As of the date of this Report, the Company's sole operations, other than its equity investments, are derived from its food manufacturing subsidiary and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status, and that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects during this calendar year. In this event the Company or its subsidiaries may be forced to sell certain or all of its projects, or contribute them to a third party, on terms which would preclude the Company from realizing any future benefit from the projects. The Company does not currently have any significant capital commitments, however, the Company may need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries, and to continue to sustain itself.

         Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         The Registrant's total food sales for the three months ended March 31, 1997 were $348,591 as compared to $277,977 for the comparable period last year, resulting in an increase of $70,614 or 25%. The increase is primarily attributable to an increase in additional customers.

                                                          [NM\10Q\033197.QSB]-10

         The Registrant's total cost of food sales for the three months ended March 31, 1997 were $197,594 as compared to $212,217 for the comparable period last year, resulting in an increase of $14,623 or 7%. The increase in total cost of food sales is primarily attributable to the larger volume experienced during the current quarter and having no business interruption as there was during the comparable period last year. A change in sales mix also caused an improvement of 19% in relative total cost of sales.

         The Registrant's total gaming revenues for the three months ended March 31, 1997 were $0 as compared to $1,959,324 for the comparable period this year. The decrease is attributable to the sale of the Gaming Interest. Since the Gaming Interest sale was effective June 30, 1996, there was no revenue earned during the current period as compared to the same period last year. Gaming Interest revenues will not exist in the future.

         The Gaming Interest acquired in May 1995 was an acquisition of a forty percent (40%) net operating profits interest in the operations of two Macau casinos and, accordingly, had no effect on the total cost of gaming revenue, however, amortization expense of $1,067,136 was incurred during the quarter ended March 31, 1996. Since the sale of the Gaming Interest was effective June 30, 1996, there was no amortization expense of the Gaming Interest during the current quarter as there was during the same quarter last year resulting in a decrease in total depreciation and amortization expense of approximately $1.1 million.

         The Registrant's total legal and professional fees, and general and administrative expenses were $472,909 and $563,497, respectively, for the three months ended March 31, 1997, as compared to $953,713 and $718,543 respectively for the comparable period last year. The decrease in legal and professional fees is primarily attributable to a decrease in professional services provided by consultants under professional advisory and management agreements over the same period last year.

         The Registrant's total operating loss for the three months ended March 31, 1997 was $1,012,403 as compared to an operating loss of $5,265,525 for the comparable period last year. The decrease of approximately $4.2 million is primarily attributable to the lack of gaming revenues due to the sale of the Gaming Interest discussed above and various valuation expenses incurred during the same quarter last year, whereas there were no such valuation expenses during the current quarter.

         The Registrant's total other expense for the current period was $532,000, as compared to $71,808 for the same period last year. The increase is primarily attributable to losses from equity investments in the amount of $457,974. There were no such losses from equity investments during the same period last year.

         Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996

         The Registrant's total food sales for the nine months ended March 31, 1997 were $1,060,737 as compared to $838,253, for the comparable period last year, resulting in an increase of $222,484 or 27%. The increase is primarily attributable to an increase in additional customers and having no interruption of business like the comparable period last year whereby one of two manufacturing locations underwent remodeling during September and October of 1996.

         The Registrant's total cost of food sales for the nine months ended March 31, 1997 was $678,460 as compared to $594,868 for the comparable period last year, resulting in an increase of $83,592 or 14%. The increase in total cost of food sales is again, primarily attributable to the larger volume experienced during the current quarter and having no business interruption as there was during the comparable period last year. A small change in sales mix also caused a slight improvement of 7% in relative total cost of sales.

         The Registrant's total gaming revenues for the nine months ended March 31, 1996 were $9,479,206 as compared to $0 for the comparable period this year. The decrease is attributable to the sale of the Gaming Interest. Since the Gaming Interest sale was effective June 30, 1996, there was no revenue earned during the current period as compared to the same period last year. Gaming Interest revenues will not exist in the future.

                                                          [NM\10Q\033197.QSB]-10

         The Gaming Interest acquired in May 1995 was an acquisition of a forty percent (40%) net operating profits interest in the operations of two Macau casinos and, accordingly, had no effect on the total cost of gaming revenue, however, amortization expense of $2,134,272 was incurred during the nine months ended March 31, 1996. Since the sale of the Gaming Interest was effective June 30, 1996, there was no amortization expense of the Gaming Interest during the current period as there was during the same period last year resulting in a decrease in depreciation and amortization expense of approximately $2.1 million.

         The loss on sale of assets in the amount of $456,943 is attributable to the sale of 497,157 common shares of Group V, as discussed above and the sale of the Pueblo building as discussed in Note 2. There were no such sales during the comparable period last year.

         The Registrant's total legal and professional fees, and general and administrative expenses were $1,640,356 and $1,061,544, respectively, for the nine months ended March 31, 1997, as compared to $1,745,875 and $1,115,180 respectively, for the comparable period last year. Slight decreases in legal and professional fees and general and administrative expenses is primarily attributable to small decreases in professional services provided by consultants under professional advisory and management agreements over the same period last year.

         As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to Group V's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 is immediately written off due to the uncertainty of realizing any future benefit from this asset. There was no such write off during the comparable period last year.

         The Registrant's total operating loss for the nine months ended March 31, 1997 was $6,193,122 as compared to an operating loss of $1,433,920 for the comparable period last year. The decrease of approximately $4.8 million is primarily attributable to the lack of gaming revenues due to the sale of the Gaming Interest discussed above and various valuation expenses incurred during the same period last year, whereas there were no such valuation expenses during the current period.

         The Registrant's total other expense for the current period was $865,972, as compared to $267,965 for the same period last year. The increase is primarily attributable to losses from equity investments in the amount of $744,040. There were no such losses from equity investments during the same period last year.

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

                                                          [NM\10Q\033197.QSB]-10

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

                  On June 19, 1997 the Registrant filed a Current Report on Form 8-K dated June 13, 1997 reporting the partial exercise of the Option by Monterosso (see Note 2.)

                                                          [NM\10Q\033197.QSB]-10

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NONA MORELLI'S II, INC.

Dated:   July 17, 1997        By:  /s/  Fred G. Luke
                                   --------------------------------------------
                                   Fred G. Luke, Chief Executive Officer
                                   and Director
                                   Nona Morelli's II, Inc.

Dated:   July 17, 1997        By:  /s/  Jon L. Lawver
                                   --------------------------------------------
                                   Jon L. Lawver, President and Principal
                                   Accounting Person
                                   Fantastic Foods International, Inc.

                                                          [NM\10Q\033197.QSB]-10