Form 10KSB
period 1997-06-30
MORELLIS NONA II INC
filed 1998-02-27
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

    For the Fiscal Year Ended June 30, 1997 Commission file number: 0-18377

                              NuOASIS RESORTS, INC.
                       (formerly, Nona Morelli's II, Inc.)
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   84-1126818
                      (I.R.S. Employer Identification No.)

           4695 MacArthur Court, Suite 530, Newport Beach, California
                    (Address of Principal Executive Offices)

                                      92660
                                   (Zip Code)
       Registrant's telephone number, including area code: (714) 833-5381
                                  ------------
               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      None
               Securities registered pursuant to Section 12(g) of
                                    the Act:
                          Common Stock, $.01 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes         No  X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                        o
         The Registrant's revenues for its most recent fiscal year were $1,339,763.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 31, 1997 was approximately $8.7 million.

                                      Class
                          Common Stock, $.01 par value

                         Outstanding at January 31, 1998
                                48,824,300 shares

                      Documents Incorporated by Reference:
                                      None

                                                      [NM\10-KSB\97:63097KSB]-21

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.           Description of Business                                  1

Item 2.           Description of Property..................................17

Item 3.           Legal Proceedings........................................18

Item 4.           Submission of Matters to a Vote of Security-Holders......19

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.19

Item 6.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................21

Item 7.           Financial Statements.....................................28

Item 8.           Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure....................29

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control
                    Persons;  Compliance with Section 16(a) of the
                    Exchange Act ..........................................29

Item 10.          Executive Compensation...................................34

Item 11.          Security Ownership of Certain Beneficial Owners and
                    Management ............................................38

Item 12.          Certain Relationships and Related Transactions...........39

                                     PART IV

Item 13.         Exhibits and Reports on Form 8-K..........................40

                                                      [NM\10-KSB\97:63097KSB]-21

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

(a)      General

         NuOasis Resorts, Inc., formerly, Nona Morelli's II, Inc. (the "Company" or "NRI"), was incorporated in Colorado on February 6, 1989 and became public in 1990. Through its subsidiaries the Company (a) develops, owns, leases, manages and operates hotels, gaming casinos and related operations (b) manufactures and distributes specialty food products, and (c) invests in and develops real estate interests. In addition to its hotel and gaming operations, the Company provides food, entertainment and ancillary services.

(b)      Business Development

         The Company was originally organized to succeed the business of the Nona Morelli Limited Partnership which operated a restaurant from 1986 through 1989 and manufactured and marketed specialty Italian food products.

         Prior to December 1992, the business of the Company consisted solely of the manufacturing, marketing and sale of Italian food products. During its fiscal year ended June 30, 1993 ("fiscal 1993"), as a result of a number of acquisitions and investments in the areas of food, legalized gaming and real estate, the Company was restructured to operate as a holding company. Since July 1, 1993, the Company's food, legalized gaming and real estate acquisition, development and production activities have been owned and operated by wholly-owned subsidiaries or subsidiaries where the Company owned and exercised voting control.

         The Company's domestic food operations are conducted by its wholly-owned subsidiary, Fantastic Foods International, Inc., a California corporation ("FFI") doing business as The Pasta Fresca Company ("Pasta Fresca").

         The Company's historical domestic gaming related assets and operations have been conducted by a former subsidiary, Group V Corporation (formerly, NuOasis Gaming, Inc.), a Delaware corporation ("GRPV"), formerly E.N. Phillips Company ("ENP"), which is a publicly-held company whose shares are traded on the Electronic Bulletin Board. During the year ended June 30, 1997 ("fiscal 1997"), the Company sold the majority of its equity and voting control of GRPV, consisting of common and preferred stock of GRPV. At the close of fiscal 1997, the Company held approximately 10% voting control of GRPV. Subsequent to the close of fiscal 1997, the Company entered into an agreement to sell its remaining interest in the common stock, preferred stock and certain warrants to purchase common stock of GRPV (see Item 6, Management's Discussion and Analysis).

         The Company's international hotel management and casino gaming activities which, at the close of fiscal 1997, were still in the development stage, are conducted by its wholly-owned subsidiary, NuOasis International, Inc. ("NuOI"), a Bahamas corporation, successor to NuOasis International Inc., a California Corporation (formerly International Casino Management, Inc.), and by Cleopatra Palace Limited, an Irish corporation ("Cleopatra") and Cleopatra's World Inc., a British Virgin Island corporation ("Cleopatra's World"), entities which are 70% and 50% owned, respectively, by NuOI, as of June 30, 1997.

                                                      [NM\10-KSB\97:63097KSB]-21

         The Company's domestic real estate operations, which at the close of fiscal 1997, are still in the development stage, are conducted by NuOasis Properties, Inc., a Colorado corporation, formerly Morelli Capital, Inc., a wholly-owned subsidiary ("NuOP").

         In fiscal 1993, the Company adopted the strategy to ultimately result in its separate subsidiaries becoming publicly-held companies. The Company believes that its subsidiaries can raise new equity capital, as needed, as separate publicly-held entities, and minimize the Company's financial commitment to support the subsidiaries' growth. Since the beginning of its fiscal year ended June 30, 1994 ("fiscal 1994"), the Company has supervised its subsidiaries and provided financial support, centralized strategic planning, corporate development, administrative and other services. During fiscal 1997 the Company had eight (8) subsidiaries, one of which was publicly traded.

         As used herein, the term "Company", "Registrant" or "NRI" refers to NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.), and its subsidiaries:
NuOP, NuOI and its subsidiaries, Cleopatra and Cleopatra's World, FFI, ACI Asset Management Inc., a Nevada corporation ("ACI"), and GRPV and its wholly-owned subsidiaries; Casino Management of America, Inc., a Utah corporation ("CMA"); NuOasis Laughlin, Inc., a Colorado corporation ("NuLA"); and NuOasis Las Vegas, Inc., a Colorado corporation ("NuLV"). NuLV and NuLA were both wholly owned-subsidiaries of CMA which in turn was owned by GRPV until June 1996, when CMA, NuLV and NuLA were acquired and became wholly-owned subsidiaries of the Company. NuLV and NuLA were formed for the purpose of acquiring gaming assets in the metropolitan Las Vegas and Laughlin, Nevada areas. ACI was formed for the purpose of acquiring certain real estate assets. ACI, NuOP, CMA, NuLV and NuLA are development-stage companies and did not have any operations during the three fiscal years ended June 30, 1997.

         The following chart illustrates the relationship between the Company and the various subsidiaries:


                              NuOASIS RESORTS INC.


      GRPV
     (Voting        CMA       NuLV      NuOI                     NuLA      FFI       ACI       NuOP
    Control)        100%      100%      100%                     100%      100%      100%      100%
    ---------       ----      ----      -----------------------  ----      ----      ----      ----
                                        Cleopatra - 70%
                                        Cleopatra's World - 50%


(c)      Description of Business

         The Company's business interests are comprised of food manufacturing and distribution, legalized gaming and hotel management, and real estate acquisition and development.

                                                      [NM\10-KSB\97:63097KSB]-21

         (1)      Food Manufacturing and Distribution

                  Through FFI, the Company is a manufacturer and marketer of fresh and frozen packed pasta and Italian sauces. Since September 1993, the Company's food products operations have been conducted by FFI. In fiscal 1994 the Company's historical food manufacturing and distribution activities, which include pasta and sauce products, were transferred from Colorado to California and are now operated in facilities based in Irwindale, California. The facility is USDA certified and produces all of the Company's pasta and sauce products, including meat and chicken filled products and speciality items for hotels and restaurants.

                  The Company utilizes its own recipes and those acquired in the purchase of the assets and business of Italfin, Inc. ("Italfin") and Pasta Fresca in fiscal 1993. The Company's pasta products are fresh or frozen, not dried, to maintain 60% of the nutritional value, to cook quickly and to retain aroma and taste. Its pasta is high in complex carbohydrates making it a high energy food. The Company's pasta is manufactured under the brand names "Nona Morelli" and "Pasta Fresca," and contains all natural ingredients without any preservatives. The "Nona Morelli" and "Pasta Fresca" brand name pasta products are sold primarily to the retail trade in supermarkets, club stores and independent grocers in California and other states and, to an increasingly greater extent, through contract packaging ("co-packing") for other national/regional organizations, which distribute the Company's products under their private labels. Fresh and frozen pasta is also sold in bulk for the food service industry, hotels and restaurants. The Company has lines of no cholesterol and low cholesterol pasta and packages and markets pasta with accompanying sauces. The Company is also a producer and marketer of a private label and "Nona Morelli" and "Pasta Fresca" brand sauces.

                  During the year ended June 30, 1997, the Company continued to pursue a program that focused on increasing operations on both a national and international level. The Company continues its direct manufacturing and marketing activities for the "Nona Morelli" and "Pasta Fresca" brand names on a regional basis through various brokers in the Southeast and Midwest. In co-packing, the Company packages its pasta and sauce products for other companies which market the products under their own labels and brand names. Co-packing represented approximately 38% and 24% of food sales revenue for each of the years ended June 30, 1997 and 1996, respectively.

         Products

                  The Company's primary food products include a variety of pastas and sauces. The Company's pasta sales accounted for ninety percent (90%) and ninety five percent (95%) of food sales revenues for both the years ended June 30, 1997 and 1996, respectively. The Company's pasta line consists of 35 different pasta products separately packaged under the "Nona Morelli's" label and private-label names.

                  The Company also manufactures and markets five different sauce products separately packaged in four sizes under the "Nona Morelli's" brand name and private-label.

                                                      [NM\10-KSB\97:63097KSB]-21

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

         Production

                  The Company purchases durum and semolina flour from mills in California, and purchases cheese and raw materials from local producers. The Company has not experienced any shortages or limited availability for ingredients for its products; however, prices for flour and eggs fluctuate based on weather, market variations, and other factors beyond its control. The California mills currently supply 90% of flour purchases for the Company's products. Spices, cheese and various other raw materials are also purchased locally in Southern California.

                  The Company mixes flour and eggs (whole or whites only) into a moist dough mix which is then processed into specific thicknesses in sheets. The sheets are then placed in machines which form different flat pasta products, i.e., spaghetti, linguine and fettuccine as well as various filled product such as ravioli, tortettini and tortellini. Spinach, tomato paste, and other herb ingredients are added to the basic pasta mix at different stages to create flavored products. Filled products are filled with cheeses, spinach, chicken and meat. The Company cuts, pasteurizes, and packages through an oxygen flushing process for its fresh or frozen pasta.

                                                      [NM\10-KSB\97:63097KSB]-21

         Packaging

                  In its fresh or frozen pasta manufacturing process, the Company uses a series of equipment, including dough mixers, pasta sheeters, tortellini and ravioli machines, cutters, and pasteurizing and packaging equipment. Sauces, which are marketed in separate containers and combination packages, are precooked in large batches pursuant to proprietary recipes. The Company packages its sauces in 7 oz., 8 oz., 15 oz., 21 oz., and bulk containers for sale, usually with clear-wrap to reveal its freshness. Colorful logos are included on the package, along with identifying and ingredient labels meeting all USDA and Government standards along with cooking instructions. Low fat and no cholesterol notations are clearly indicated on the Company's products with those features. Since the Company's products are usually maintained for retail sale in "deli" areas of supermarkets, the Company seeks distinctive packaging for its products, notwithstanding the slightly higher costs.

         (2)      Domestic Gaming Activities

                  Until April 1995, Ba-Mak Gaming International Inc. ("BGI"), a wholly-owned subsidiary of GRPV was active and involved in charitable gaming in Louisiana. BGI recognized as gaming revenues the gross funds deposited in video bingo machines. However, from inception through October 1994, BGI was unable to generate any operating profits. Additionally, the Company suffered negative cash flows since assuming control of BGI in April 1994. On October 28, 1994, BGI filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana.

                  On April 20, 1995, upon motion from the United States Trustee, an order converting the case to Chapter 7 was issued. The Chapter 7 trustee took possession of BGI's assets and at the close of fiscal 1997, was in the process of liquidating such assets for the benefit of BGI's bankruptcy estate. All gaming operations at BGI ceased in fiscal 1995 and the Company sold the majority of its equity and its voting control of GRPV in fiscal 1997 (see Item 6, Managements Discussion and Analysis - GRPV).

         (3)      International Casino Gaming and Hotel Management Activities

                  In September 1993, the Company formed NuOI through which it intends to develop its international gaming and hotel management operations. The Company believes that international leisure and entertainment opportunities offer much greater potential, and have far less competition than domestic market because of the "emerging market" status of many of the host countries. The Company's goal is to capitalize on the expected growth in tourism trade and the surge of entertainment spending worldwide, and to take advantage of certain investment opportunities in emerging markets which appear to be the greatest beneficiaries of this expected growth. As a result of the Company's research into these expected emerging leisure and entertainment markets, it has been soliciting and evaluating prospects in certain markets in North Africa, Asia, the Caribbean and the South Pacific. In fiscal 1994 the Company acquired an interest in two (2) casinos in Macau. The interest in Macau was subsequently sold in fiscal 1997. Also in fiscal 1994 the Company began acquiring interests in casino and hotel projects in Tunisia.

                                                      [NM\10-KSB\97:63097KSB]-21

                  Macau

                  In May 1995, the Company purchased a 40% net profit interest (the "Gaming Interest") in two casinos in Macau, the Diamond Casino (Holiday Inn) and the Harbor Island Diamond Casino (Hyatt Regency). The gaming operations were conducted at these two facilities by Mr. Ng Man Sun ("Ng"), doing business as Dragon Sight International Amusement (Macau) Company ("Dragon").

                  In December 1995, the Company assigned the Gaming Interest to its wholly-owned subsidiary, NuOI. In August 1996, NuOI entered into an agreement with Ng to exchange the Gaming Interest for twenty million (20,000,000) shares of the Company's common stock issued by the Company in the original purchase of the Gaming Interest. On or about September 30, 1996, the subject shares were tendered to a third party escrow agent pending the closing of the purchase of replacement properties which NuOI is currently negotiating to purchase ("the Replacement Property").

                  The Company recognized a write down of the book value of the Gaming Interest in fiscal 1996 to bring down the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Ng, which was $.50 a share or $10 million in aggregate. The book value of the escrowed shares has been presented in the June 30, 1997 consolidated balance sheet in a position similar to treasury stock until NuOI completes the purchase of the Replacement Property.

                  Tunisia

                  In October 1993, the Company acquired a 70% equity interest in Cleopatra. In December 1995, the Company transferred a 42% equity interest in Cleopatra along with other corporate assets, to acquire the Gaming Interest. In December 1995, the Company transferred its remaining 28% interest in Cleopatra to NuOI.

                  Cleopatra is the lessee of a 200,000 square foot casino and Las Vegas-style showroom (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract. The Cap Gammarth Casino is part of a large resort development located in the Cap Gammarth area of Tunisia approximately 6 miles north of the city of Tunis, the country's capital. In conjunction with such casino, the developer of the resort has also built a five-star hotel (the "Le Palace Hotel"), a health and sports center, a beach club, a 54-unit shopping mall and 250 apartments, all located within walking distance to the Cap Gammarth Casino.

                  In October 1994, in a separate transaction, Cleopatra entered into an agreement to lease and operate a casino and French-style cabaret in Hammamet, Tunisia (the "Hammamet Casino"). The Hammamet Casino was completed in the first half of calendar 1997 and opened December 6, 1997. Adjoining the Hammamet Casino is a five-star hotel and villa resort (the "Hammamet Hotel") which was completed and opened in September 1996. The Hammamet Hotel is one of forty-five (45) hotels planned or currently under construction in south Hammamet as part of a Tunisian government-sponsored expansion of the Hammamet resort area. If completed, these additional hotels will provide up to thirty-eight thousand (38,000) additional beds for the Hammamet area. Both the Hammamet Casino and Hammamet Hotel are situated within walking distance

                                                      [NM\10-KSB\97:63097KSB]-21
         of   three   operating   hotels,  two  of  which  were  also   recently
         completed, with approximately eighteen hundred (1,800) beds.

                  During fiscal 1997, NuOI purchased a 50% interest in Cleopatra's World. Cleopatra's World is the lessee of the Le Palace Hotel and surrounding shopping arcade, health club and beach club (the "Cap Gammarth Resort").

                  During fiscal 1997, NuOI entered into an agreement with Cleopatra to provide Cleopatra additional working capital in exchange for additional equity of Cleopatra, increasing its total equity to 70%. At the close of fiscal 1997 NuOI held a 70% equity interest in Cleopatra, and 50% of the equity interest in Cleopatra's World.

                  The Company financed the completion and opening of the Hammamet Casino through the financing agreement with Cedric (see Note 13, "Subsequent Events" to the footnotes to the consolidated financial statements included elsewhere herein at Item 7.). To finance the remaining expenditures on the Cap Gammarth Casino, the Company is negotiating possible joint ventures between NuOasis International and foreign investment groups, and attempting early collections of receivables.

         (4)      Real Estate Activities

                  Effective December 31, 1995, the Registrant acquired from Silver Faith Development Limited ("SFDL"), an affiliate of the Registrant and Mr. Ng, an interest in three buildings under construction located in a large master planned commercial and residential real estate development located in Beijing, Peoples
         Republic of China ("PRC") known as The Peony Garden project ("Peony Garden"). The purchase price of the Registrant's interest in Peony Garden was $21 million for which the Registrant issued an 8% Promissory
         Note in the principal amount of $21 million (the "Peony Garden Note"). The Peony Garden Note was non recourse and fully collateralized by the interest acquired, with the outstanding principal balance convertible into the shares of the Registrant's common stock. In January 1996, the Registrant made a prepayment of principal on the Peony Garden Note in the amount of $9.6 million.

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

                                                      [NM\10-KSB\97:63097KSB]-21

         No profit was recognized on the Note Swap or the transaction since the difference between the sales price and the Registrant's basis in Peony Garden represents approximately the amount of interest on the Note that would otherwise have been capitalized during the construction of the Peony Garden project. At June 30, 1996, the beneficial ownership interest in Peony Garden was valued at the lower of the Registrant's equity in Hartcourt on or about the closing date or its net investment in the Peony Garden interest. The Registrant's ultimate realization of value from the investment in Hartcourt is dependent upon many factors, such as changes in the equity value in Hartcourt, which itself is dependent upon uncertainties surrounding Peony Garden, and upon the Registrant's ability to dispose of its investment at its current basis. The Registrant intends to exchange its remaining Hartcourt equity investment for other equity investments.

(d)      Marketing

         (1)      Food Manufacturing and Distribution

                  There are approximately 40,000 major supermarkets in the United States and between 4,000 and 6,000 in market areas presently served by the Company's products. The Company cannot estimate its market share of fresh pasta sales.

                  Under co-packing agreements, the Company contracts with distributors to market its pasta products who are typically responsible for transporting, warehousing, advertising, distributing, promoting and brokering FFI produced pastas and sauces. The Company's expenses related to managing co-packing accounts have been relatively nominal. Thus, the primary costs are limited to production, packaging, and returns, which are subject to more accurate budgeting and control.

                  Sales  of the  Company's  products  are  made  through  direct marketing by food brokers and Company's personnel with a focus on supermarket chains and other retailers. Typically, the Company's products are delivered to distribution centers of such supermarket chains for subse quent re-delivery through the supermarket subsystem as demand dictates. The Company also markets its products through distributors under short term "spot sale" arrangements terminable on short notice. Food brokers utilized by the Company usually receive commissions based on net sales, while distributors purchase the Company's products for their own account. The Company has not granted exclusive area distribution rights with respect to any of its products.

                  The Company's strategy is to continue to develop the market for its "Nona Morelli's" and "Pasta Fresca" brand name products on a nationwide  and  regional  basis,  as  well  as  to  pursue  additional co-packing agreements and relationships. The Company's brand sales represented 45% and 40% of food sales revenues for the years ended June 30, 1997 and 1996, respectively. The Company expects that its co-packing agreements with other customers will continue to represent a significant portion of its food business as the Company enters into additional co-packing agreements, and that direct sales of its products to stores will increase as a percentage of total sales.

         (2)      Domestic Gaming

                  The Company discontinued its domestic gaming activities in fiscal 1995 and has not utilized or relied upon any marketing for domestic gaming activities in fiscal 1996 or 1997.

                                                      [NM\10-KSB\97:63097KSB]-21

         (3)      International Casino Gaming and Hotel Management

                  The Company sold the Gaming Interest in Macau effective the end of fiscal 1996. The Company's current activities are located in Tunisia.

                  The Company's marketing strategy in Tunisia is to target past and repeat middle-market, value-oriented visitors to its facilities by systematic marketing programs directed to the individual visitors and to the tour operators who have historically promoted and booked the tours to the respective areas in the past. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to capture the name and playing level of each slot machine and table game player. The Company uses this information to follow up promotions. The Company believes that utilizing the "Cleopatra" name in the Mediterranean area, and the proposed "NuOasis Resorts" theme in other areas, combined with personalized database driven marketing programs, will create a strong brand image synonymous with quality casino gaming and hotel facilities, service and food.

                  The Company is currently working with the Tunisian government and local organizations with the goal of promoting the areas to increase the number of tourists.

                  As the markets surrounding the Company's current and future hotel and casino facilities continue to mature, it intends to expand its focus to encompass the surrounding tourist markets and other markets in the region. The Company utilizes and continuously monitors the effectiveness of direct mail, television advertising, newspapers, billboards and tourist magazine advertising placed in the surrounding areas to increase the visibility of the Company's facilities and to promote the image that these facilities are part of the history and romance of the region of the past. Management believes that the advent of Las Vegas-style casino gaming in the Mediterranean area will increase the current length of a tourist's stay as well as increase the number of tourists into its market areas.

(e)      Raw Materials

         The Company's domestic food manufacturing and distribution segment requires raw materials which are readily available such as flour, tomatoes and domestically-grown spices. The Company has not experienced any difficulty obtaining any raw materials for its domestic food operations in the past and does not anticipate any supply problems in the future.

         The Company's international casino gaming and hotel management, and its
proposed  real  estate   acquisition   and  development   activities,   are  not
manufacturing-based businesses and therefore do not rely on raw materials.

(f)      Patents, Trademarks and Licenses

         Although the Company's formulas and recipes are not subject to patent protection, it considers these proprietary and uses confidentiality agreements as appropriate in an attempt to protect such formulas and recipes. The Company has received a trademark for "Nona Morelli" from the United States Patent and Trademark Office, which it uses on some of its products.

                                                      [NM\10-KSB\97:63097KSB]-21

         The Company's proposed international gaming activities do not require patents or trademarks, and the Company does not intend to rely on patents or trademarks. The operations of the proposed gaming casinos and resort hotel properties will depend on and be subject to gaming licenses and permits from their respective jurisdictions. With respect to the current casino gaming and hotel operations of Cleopatra and Cleopatra's World in Tunisia, the respective permits and gaming licenses are issued jointly to Cleopatra and the owner/operators of the hotel complexes, of which the casinos are a part. With respect to the Company's Gaming Interest in Macau, which was sold subsequent to the close of fiscal 1996, neither Dragon nor the Company relied on patents or trademarks.

(g)      Seasonality

         The Company's food manufacturing and development-stage real estate industry segment activities are not seasonal in nature.

         The Company's international casino gaming and hotel management activities are seasonal and are strongly affected by weather and other factors that influence the tourist trade in Tunisia. Higher revenues are typically realized from the Company's current operations in Tunisia during the late spring, summer and early fall months. Additionally, due to their location on the southern Mediterranean coast, tourist traffic at the Cap Hammamet Casino, the Cap Gammarth Casino and the Cap Gammarth Resort can be especially adversely affected by severe weather.

(h)      Customer Dependence

         For the year ended June 30, 1997, the Company had five major customers, all distributors, each of which accounted for more than 10% of the Company's sales with respect to its food manufacturing and distribution segment. The Company's domestic gaming, international casino gaming and hotel management activities were in the development stage or discontinued at June 30, 1997 and not subject to customer dependence. The Company's Gaming Interest was sold effective the close of fiscal 1996; its two Tunisian gaming segments remained under development at the close of fiscal 1997. The Company's domestic gaming activities were non-operational following BGI's liquidation in April 1995 and the Company sold its voting control of GRPV in fiscal 1997.

(i)      Backlog of Orders

         The Company's food manufacturing and distribution subsidiary, at June 30, 1997, had a backlog for orders of approximately $15,000 as compared to approximately $32,000 at June 30, 1996. This reflects production on an as-ordered basis.

         The  Company's   domestic  gaming,   international   gaming  and  hotel
management, and real estate subsidiaries were not subject to the type of business activities which would give rise to "orders."

(j)      Government Contracts

         None of the Company's industry segment activities were involved with material government contracts in fiscal 1997 or fiscal 1996.

                                                      [NM\10-KSB\97:63097KSB]-21

(k)      Competition

         (1)      Food Manufacturing and Distribution

                  Although the Company has no market data compiled on the fresh pasta industry, management believes that Contadina, a division of Carnation Foods, is the fresh pasta industry leader accounting for in excess of 50% of nationally fresh pasta sales. However, in certain states in which the Company operates, management believes Contadina controls less than 50% of this market in the aggregate. Other major retail competitors are Tyson Foods under the trade name Mallard's, Pasta Pasta, Trios, Pasta Perfecta, DiGiorno, Romance and Monterey Pasta Company.

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

                  Management  believes  the  Company  may  be in a  position  to establish a niche in the food manufacturing industry with its co-packing agreements and speciality products in the Food Service areas, which are becoming a significant portion of its business. The Company expects Contadina to continue to be a major force due to its vast resources, name recognition, and good reputation. Although management believes the Company can compete on the basis of quality, price, and reli ability of delivery, the marketing of food products is subject to changeable consumer tastes and habits and thus, there is no assurance the Company can maintain or improve its market position.

         (2)      Domestic Gaming Activities

                  At the present time, the Company does not have any domestic gaming activities and does not intend to enter the domestic gaming market in the near future.

         (3)      International Gaming and Hotel Management Activities

                  The Company, directly and through NuOI and Cleopatra, competes with other gaming companies for opportunities to manage casino gaming and hotel management activities in emerging international gaming jurisdictions. The Company expects many competitors to enter new international jurisdictions that authorize gaming, some of whom may have more personnel and greater financial and other resources than NuOI, Cleopatra, Cleopatra's World or the Company. Further expansion of international legalized gaming in the markets where the Company is active or proposes to become active could also significantly and adversely affect its proposed gaming activities. In particular, the expansion of casino gaming in or near any geographic area where the Company is active, or in pursuit of a gaming license or rights to manage casino gaming activities, may diminish or otherwise detract from the activities of the Company or its subsidiaries.

                  The Company believes that its gaming markets are extremely competitive and expects them to become even more competitive as the number of gaming and other entertainment establishments increases. Such competition is growing in the Mediterranean market and the Company also competes with gaming facilities worldwide. It is also possible that

                                                     [NM\10-KSB\97:63097KSB]-21
         substantial competition could cause the supply of casino gaming facilities to exceed the demand for casino gaming. Additionally, many of the Company's competitors have more casino gaming industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

         (4)      Real Estate Activities

                  Domestic Properties

                  As of the date of this Report, NuOP does not hold any direct domestic real estate assets; therefore, competition is insignificant. And, during fiscal 1996 and 1997, the Company did not have any operating activities with respect to domestic real estate acquisitions and development.

                  International Properties

                  International real estate related investments to date consisted of Peony Garden, which was sold subsequent to the close of fiscal 1996 and, therefore, competition as it relates to Peony Garden is not applicable.

(l)      Research and Development

                  As part of the Company's domestic food manufacturing process, the Company enhances existing products and develops new products on a continuous basis. The Company did not have any direct costs associated with customer-sponsored research and development activities. As to its real estate, casino gaming and hotel management activities, it does not have a research and development department or budget. Market research is conducted on the subsidiary level as to each particular property or project.

(m)      Government Regulation

         (1)      Food Manufacturing and Distribution

                  The Company is regulated by the Los Angeles County Health Department and the United States Food and Drug Administration. The Company is subject to various regulations with respect to cleanliness, maintenance of food production equipment, storage cooling and cooking temperatures, food handling and storage, and is subject to on-site inspections. The finding of a failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves.

         (2)      Domestic Gaming Activities

                  At the present time, the Company does not have any domestic gaming activities.

                                                      [NM\10-KSB\97:63097KSB]-21

         (3)      International Casino Gaming and Hotel Management Activities

                  The Company's operations are generally dependant on the continued licenseability, qualification and operations of the Company and its subsidiaries and/or that hold the licenses in the jurisdictions where it conducts or proposes to conduct gaming and hotel management activities. Generally, such operations are reviewed periodically by local, state and/or federal governmental authorities. In addition, the Company's directors and many of the employees of casinos and hotels are often required to be approved. The failure of the Company or any of its key personnel to obtain or retain a license or a permit in a particular jurisdiction could have a material adverse effect on the Company's ability to continue its current casino gaming and/or hotel management operations, or to obtain or retain licenses or permits in other jurisdictions. In addition, any regulations adopted by the local, state and/or federal governmental authorities, the legislatures or any governmental authority in jurisdictions in which the Company intends to have casino gaming and/or hotel management operations, may materially adversely affect its operations.

                  Macau

                  The Gaming Interest during the Company's ownership was operated by Dragon who was a sub-licensee under a 40-year master gaming permit granted in 1961 by the government of Portugal to STDM. Pursuant to this arrangement with STDM, Dragon owned interest in seven casinos, two of which it operated. The arrangement between STDM and Dragon is an oral agreement and the master gaming permit granted to STDM is due to expire in the year 2001 if not renewed or terminated in 1999 upon the return of Macau to the PRC. Since the Gaming Interest was sold in August 1996, the Company is no longer affected by the PRC or Portuguese governmental regulations.

                  Tunisia

                  The Company's only international casino gaming and hotel management investments at the close of fiscal 1997 were in Tunisia, North Africa. Under Tunisian law, casino gaming is closely supervised and monitored through the use of on-site government representatives and strict published operating procedures. The process through which a company obtains a license to conduct casino gaming in Tunisia is similar to that of many of the various states in the U.S. which have recently adopted legalized gaming statutes, involving background checks, personal interviews and the discretionary right of the government body overseeing gaming activities to deny or withdraw a license to any applicant.

                  The Tunisian government has approved the Company's management for gaming licenses at the Cap Gammarth Casino and Hammamet Casino.

         (4)      Real Estate Activities

                  International Properties

                  Peony Garden was sold in October 1996 and, as a result, the Company is no longer effected by PRC government regulations.

                                                      [NM\10-KSB\97:63097KSB]-21

                  Domestic Properties

                  At the present time, the Company does not have any domestic real estate activities.

(n)      Compliance With Environmental Laws

         Compliance with United States federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has no material effect on the capital expenditures, earnings and competitive position and operations of the Company's food manufacturing, international casino gaming and hotel management activities.

         The Company's food operation has no material effect on environmental laws. Pasteurization of products and cooking of ingredients are of no major concern to environmental requirements.

(o)      Employees

         (1)      Corporate Officers and  Officers of Significant Subsidiaries

                  Corporate officers of the Company and significant subsidiaries who rendered services during fiscal 1997 pursuant to employment or consulting agreements are as follows:


Name                               Office
----------------------------       --------------------------------------------
Fred G. Luke (Employee)            Chief Executive Officer of NRI; and former
                                        President of GRPV
Steven Dong (Consultant)           Former Chief Financial Officer of NRI & GRPV
John D. Desbrow (Consultant)       Former Corporate Secretary of NRI & GRPV
Jon L. Lawver (Consultant)         President of Fantastic Foods International
Albert Rapuano (Consultant)        President of NuOasis International

         (2)      Food Manufacturing and Distribution

                  At the close of fiscal 1997 FFI, the food manufacturing and distribution subsidiary, had 3 employees engaged in administrative activities, 17 employees engaged in production and 2 employees engaged in sales. The number of production employees varies depending upon demand for product and FFI's production procedures. The range for the two years ending June 30, 1997 was a low of 15 employees and a high of 33 employees. Production employees are generally paid an average of approximately $7.00 per hour and FFI has not experienced difficulty in obtaining sufficient labor. None of FFI's employees are covered by a collective bargaining agreement, and it believes it has very good employee relations.

         (3)      Domestic Gaming Activities

                  The Company's former subsidiary, GRPV and its subsidiary, BGI (through April 20, 1995, the date BGI was converted into Chapter 7 liquidation) employed 4 full-time employees and 10 part-time employees during fiscal 1995, and none in fiscal 1996 and fiscal 1997. All

                                                      [NM\10-KSB\97:63097KSB]-21
         employees were located in Louisiana. Since BGI's bankruptcy case was converted to a Chapter 7 proceeding, GRPV ceased employing personnel at BGI.

         (4)      International Casino Gaming and Hotel Management Activities

                  Macau

                  The Gaming Interest acquired by the Company consisted of a 40% net profits interest in two Macau casinos; the Company did not acquire any rights to manage or otherwise participate in the daily operations of such casinos and, accordingly, the Company had no employees engaged in the operations of the two Macau casinos. The Gaming Interest was sold in August 1996.

                  Tunisia

                  The Company's international subsidiary, NuOI, has no employees; Cleopatra had 2 employees as of June 30, 1997, as its proposed activities at the close of fiscal 1997 were still under development.

         (5)      Real Estate Activities

                  International Properties

                  Since Peony Garden was sold in October 1996, the Company has no employees relating to Peony Garden as of June 30, 1997.

                  Domestic Properties

                  The  Company's  real  estate   acquisition   and   development
         subsidiary, NuOP, has no employees as of June 30, 1997.

(p)      Forward Looking Statements

         The statements contained herein include forward-looking statements based on management's current expectations of the Company's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, the Company's actual results could differ materially from the expectations expressed in this Report. Factors that could cause the Company's actual results to differ materially from the expected results include, among other things: increases in the number and the intensely competitive nature of competitors in the markets in which the Company operates; the seasonality of the hotel and casino gaming industry in certain markets in which the Company operates; the susceptibility of the Company's operating results to adverse weather conditions and natural disasters; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; the risk that jurisdictions in which the Company proposes to operate hotels or casinos rescind or fail to enact legislation permitting casino gaming or do not enact such legislation in a timely manner; changes in governmental regulations governing the Company's activities; changes in labor, equipment and capital costs; the ability of the Company to consummate contemplated joint ventures and acquisitions on terms satisfactory to the Company, and to obtain necessary regulatory approvals therefor; and other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC").

                                                      [NM\10-KSB\97:63097KSB]-21

         Additionally, all statements contained herein that are not historical facts, including but not limited to statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. In addition to being forward-looking in nature, these statements involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.


ITEM 2.           DESCRIPTION OF PROPERTY.

(a)      Food   Manufacturing  and  Distribution   Facilities     and  Corporate
         Headquarters

         Through September 1993, the Company conducted its activities from a 26,000 square foot plant in Pueblo, Colorado (the "Pueblo Plant"). The Pueblo Plant was purchased by the Company in 1990 and included 3.2 acres of land. The facility was formerly used by a beverage distributor and contained 11,000 square feet of refrigerated space and 5,000 square feet of office space.

         In fiscal 1994, the Company relocated its pasta manufacturing activities to Southern California as part of the Pasta Fresca Company and Italfin acquisitions. The Pueblo Plant was assigned to FFI in fiscal 1995. Beginning in fiscal 1996, FFI leased the Pueblo Plant to an ethnic food manufacturer under a month-to-month lease agreement calling for the lessee to pay $4,000 per month in advance and satisfy certain maintenance and other operating costs associated with the facility. During fiscal 1997, the lessee exercised its option to buy the facility for $450,000.

         FFI  currently  leases   approximately   10,000  square  feet  of  food
manufacturing space in Irwindale, California. It also owns two trucks for transportation of its products, various equipment for the manufacture of pasta and sauces, three large refrigeration units for certain raw materials and finished products and two freezers for finished frozen products. FFI completed a remodeling of its Irwindale plant, adding a kitchen along with a Research & Development unit; meeting all USDA requirements.

         The Company currently subleases its principal offices at 4695 MacArthur Court, Suite 530, Newport Beach, California 92660, from an affiliate, NuVen Advisors, Inc. ("NuVen"), on a month-to-month basis as part of the Advisory and Management Agreement with NuVen. The Company believes that these facilities and its southern California manufacturing facilities are suitable and adequate for its present needs.

                                                      [NM\10-KSB\97:63097KSB]-21

(b)      Domestic Gaming Facilities

         Prior to April 1995, the Company, through BGI, provided video bingo gaming devices to five (5) charitable bingo halls in southern Louisiana. During this time, BGI leased approximately 1,000 square feet of industrial/office space in the New Orleans area from where it supervised the related gaming activities and where it maintained the gaming devices. All of BGI's property, however, was subject to its Chapter 7 bankruptcy proceedings and, as a result, BGI maintained no facilities at June 30, 1997. At the close of fiscal 1997, the Company did not own any domestic gaming, real property interests or personal property, nor did it have any domestic gaming activities subject to lease obligations.

(c)      International Casino Gaming and Hotel Management Facilities

         Macau

         The Company acquired the Gaming Interest, representing a 40% net profits interest in two Macau casinos in fiscal 1995. The Gaming Interest was sold in fiscal 1997. While owning the Gaming Interest, the Company did not exercise control over the operations of the casinos or acquire any fixed assets. Accordingly, the Company does not have any facilities or fixed assets recorded with respect to the two Macau casinos.

         Tunisia

         At June 30, 1996, Cleopatra was a lessee under two casino lease and management operating contracts related to the proposed Cap Gammarth Casino and Hammamet Casino in Tunisia. Cleopatra's World was a lessee pursuant to a hotel Lease Agreement with Societe Touristique Tunisie Golfe ("STTG") dated November 10, 1995 (the "Resort Lease"). Due to their position as lessees, and as subsidiaries of NuOI, the Company did not own any real or personal property nor was it subject to any leasehold or other contingent obligations with respect to the Tunisian activities at the close of fiscal 1997.

(d)      Real Estate Activities

         International Properties

         The Company did not have any international real estate operations at June 30, 1997, or as of the date of this Report.

         Domestic Properties

         The Company did not have any domestic real estate operations at June 30, 1997, or as of the date of this Report.


ITEM 3.           LEGAL PROCEEDINGS.

         The Company settled, or had agreements to settle all material litigation where it was a defendant at the close of fiscal 1997, and knows of no material threatened legal proceedings, other than ordinary routine litigation incidental to its business.

                                                      [NM\10-KSB\97:63097KSB]-21

         As a plaintiff, the Company has one pending lawsuit against the owners and certain shareholders of the management company operating the Star Casino in Cripple Creek, Colorado (the "Star Litigation").

         The Star Litigation resulted from a complaint filed by the Company, as Plaintiff, against Star Casinos Inc. ("Star") and various individual defendants to recover approximately $400,000 invested by the Company in fiscal 1993. Star filed for relief under Chapter 11 of the United States Bankruptcy Code on May 3, 1996, at Case No. 96-15362 dec. As a result, the parties were precluded from proceeding with the trial of this case on November 4, 1996, pursuant to the automatic stay under 11 U.S.C. Section 362(a)(1).

         On March 18, 1997, the Bankruptcy Court Judge, Donald E. Cordova, entered an Order granting the Trustee's motion to convert this case from a Chapter 11 to a Chapter 7. Star's Chapter 7 Bankruptcy is still pending. Hence, the Company is still precluded from proceeding against Star under 11 U.S.C.
Section 362(a)(1).

         The Company is awaiting the resolution of Star`s Chapter 7 Bankruptcy before it decides how best to proceed.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company did not submit any matters to a vote of security holders during fiscal 1997 or 1996. In January 1998, following the close of fiscal 1997, the Company held a Special Meeting of Shareholders, at which meeting the following actions were taken by its shareholders:

         (i)      Jon L. Lawver was elected to serve as a director.

         (ii) The Company was re-incorporated in the state of Nevada pursuant to a statutory merger with NuOasis Resorts Inc., effectively changing the Company's name to "NuOasis Resorts Inc."



                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

(a)      Market Information

         Through August 16, 1995, the Company's common stock was traded on the NASDAQ Small CapSM System under the symbol "NONA." From August 16, 1995 through January 19, 1998, the Company's shares traded on the Electronic Bulletin Board under the Symbol "NONA". Effective January 19, 1998 the Company's shares trade on the Electronic Bulletin Board under the symbol "NUOA".

                                                      [NM\10-KSB\97:63097KSB]-21

         The range of high and low "bid" quotations for the Company's common stock for the last two fiscal years as reported by NASDAQ or OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


                                                    Bid Price of Common Stock
                                               -------------------------------
          Fiscal 1997                                 High                 Low
------------------------------                 ------------------ ------------
Quarter ended 06/30/97                                $.41                $.16
Quarter ended 03/31/97                                $.72                $.19
Quarter ended 12/31/96                                $.84                $.24
Quarter ended 09/30/96                               $1.25                $.69

          Fiscal 1996                                 High                 Low
------------------------------                 ------------------ ------------
Quarter ended 06/30/96                               $2.28                $1.03
Quarter ended 03/31/96                               $1.81                $.78
Quarter ended 12/31/95                               $2.25                $.75
Quarter ended 09/30/95                               $2.78                $1.46

(b)       Holders

          The approximate number of holders of record of each class of equity securities of the Company as of December 31, 1997, was as follows:


                                        Approximate
                                        Number of
            Title of Class              Record Holders
----------------------------            --------------
Common Stock, $.01 par value                2,015
Series D Preferred Stock,
  $.01 par value                              1

          This approximate number of record holders of common stock does not include an unknown number of beneficial holders whose shares are registered in "street name."

(c)       Dividends

          The Company has not paid any cash dividends with respect to its common stock or preferred stock since its inception. During fiscal 1995 the Company declared and paid a property dividend to holders of its common stock consisting of certain investment securities comprised of approximately 1.5 million shares of common stock of GRPV. No cash or property dividends were paid or declared during fiscal 1996 or fiscal 1997. As of the date of this Report, the Board of Directors of the Company have not approved a dividend distribution policy. There are no contractual restrictions on the Company's present or future ability to pay dividends.

                                                      [NM\10-KSB\97:63097KSB]-21

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)       Significant Events During the Year Ended June 30, 1997.

          Gaming Interest

          In December 1995 the Company transferred the Gaming Interest to its wholly-owned subsidiary, NuOI. On August 5, 1996, effective July 1, 1996, NuOI entered into an agreement with Ng to sell the Gaming Interest. On or about September 30, 1996, 20,000,000 shares of the Company's common stock (the "Ng Shares") were tendered by Ng to a third party escrow agent pending the closing of the purchase of replacement assets or properties which NuOI is currently negotiating to purchase ("the Replacement Property").

          The gaming revenues for the six months ended June 30, 1996 were classified as Due From Affiliate in the amount of approximately $3.9 million and were subsequently collected. Approximately $3.2 million of the $3.9 million in Gaming Interest revenues received was used by the Company to retire the $3 million promissory note issued as part of the original purchase of such investment.

          The Company recognized a $6.6 million write down on the sale of the Gaming Interest, at June 30, 1996, to bring the value of the shares held in escrow for the purchase of the Replacement Property to the basis of the stock originally issued to Ng, which was $.50 a share or $10 million in aggregate. The book value of the escrowed shares is presented in a position similar to treasury stock at June 30, 1997, and until such time as the Company completes the intended purchase of the Replacement Property.

          Peony Garden

          In August 1996, through NuOI, the Company entered into an agreement with The Hartcourt Companies, Inc. ("Hartcourt") to sell its entire interest in Peony Garden for $22 million, consisting of $10 million of Hartcourt common stock (the "Hartcourt Shares") and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). Concurrent with the closing of the sale of the interest in Peony Garden, the Hartcourt Note was assigned to the original seller of the property in exchange for the Peony Garden Note (the "Note Swap"). At the close of fiscal 1996, the beneficial ownership interest in Peony Garden of $9.6 million was reduced to the value of the Company's equity in Hartcourt on or about the closing date of approximately $7 million, resulting in a $2.6 million write down during fiscal 1996.

          Cleopatra

          In July 1996, Cleopatra signed two letters of intent with a company owning a hotel and casino project in Monastir, Tunisia, pursuant to which Cleopatra (or its affiliate, Cleopatra's World), would lease and manage the hotel ("Monastir Hotel"), and provide Las Vegas casino gaming management for the proposed casino (the "Monastir Casino").

          Also in July 1996, the Company entered into negotiations with the owners of a newly built hotel and casino facility in the southern Caribbean area to form a joint venture between NuOI and the owners of such project for the purpose of completing the construction and managing the operations of the complex. At the close of fiscal 1997 there have been no definitive agreements executed.

                                                      [NM\10-KSB\97:63097KSB]-21

          In September 1996, the Company entered into an agreement in principle with a European hotel company pursuant to which the parties plan to form a joint venture. In exchange for a 50% interest in the new joint venture, the European hotel operator was to provide the new joint venture with up to $13.5 million in working capital, and the Company (through NuOI) was to contribute or cause to be transferred its interest in the entities which hold the rights to manage the Le Palace Hotel, the Cap Gammarth Casino, the Hammamet Casino and the Monastir Casino.

          In October 1996, the Company and Cleopatra entered into a reorganization agreement ("Restructuring Agreement") with Cleopatra which resulted in NuOI issuing $13.5 million in additional working capital for Cleopatra. The additional working capital consisted of secured promissory notes (the "Cleopatra Notes") which were later canceled in exchange for certain of the Hartcourt Shares (see below). This transaction increased NuOI's equity interest in Cleopatra from 28% to 70%.

          Also, in October 1996, NuOI entered into negotiations to purchase an interest in the corporate entity which owns the Cap Gammarth Casino real property and improvements. Additionally, following the recapitalization of Cleopatra, NuOI purchased a 50% interest in Cleopatra World.

          On January 27, 1997, the Company and Cleopatra amended the Restructuring Agreement (the "Amendment") in an effort to stage the development and limit the initial scale of the JV with the European Partner. The Amendment canceled $2 million of the $13.5 million Cleopatra Note and in consideration for the 2.7 million Hartcourt shares transferred to Cleopatra in December 1996, the remaining $11.5 million Cleopatra Note. Pursuant to the Amendment and in lieu of NuOI receiving 70% of the outstanding stock of the three Cleopatra subsidiaries as originally envisioned by the agreement, Cleopatra agreed to repurchase certain of its outstanding shares and to issue additional shares to NuOI as necessary to bring its equity ownership of Cleopatra Palace up to 70%. As of March 31, 1997, NuOI's interest in Cleopatra was 49%, with control of the Board of Directors of Cleopatra Palace remaining with the other 51% equity shareholders. On June 15, 1997, the recapitalization was completed and NuOI's equity ownership increased to 70%. As such, Cleopatra Palace is consolidated with NuOI at June 30, 1997.

          Fantastic Foods

          During fiscal 1996, the Company remodeled and improved its food processing equipment in its California locations and leased its Colorado facility held for sale ("Pueblo Building"). In connection therewith, the Company reevaluated the use and value of its older equipment and wrote off certain impaired equipment with a net book value of $1,073,303 which has been recorded as Other Valuation Expense during fiscal 1996.

          In February 1997 the Company received notice that the lessor of the Pueblo Building intended to exercise its option to purchase the property. On February 26, 1997, the sale of the Pueblo Building closed and the Company received a total consideration of $450,000. As part of the total consideration received, the Company's mortgage debt in the principle amount of $215,392 was fully satisfied, the Company received cash in the amount of $148,820, and the Company received a note receivable in the amount of $50,000, bearing 8% interest per annum, and secured by the Pueblo Building.

                                                      [NM\10-KSB\97:63097KSB]-21

          GRPV

          In December 1995, GRPV, as a subsidiary of the Company, entered into an agreement with the shareholders of National Pools Corporation ("NPC") to acquire all of the issued and outstanding shares of NPC.

          In June 1996, the Company, then the controlling parent of GRPV, granted an option (the "GRPV Option") to Mr. Joseph Monterosso ("Monterosso), the new President of GRPV, to acquire 250,000 shares of GRPV Series B Preferred stock (the "GRPV B Shares") owned by the Company. The GRPV Option was exercisable at a price of $13.00 per share.

          In December 1996, GRPV closed on the purchase of NPC, making NPC a wholly-owned subsidiary of GRPV. In June 1997, following the GRPV purchase of NPC, Monterosso exercised the GRPV Option to purchase 128,041 GRPV B Shares, at $13.00 per share, by payment to the Company of approximately $1,665,000. Additionally, in June 1997, GRPV sold CMA and its subsidiaries, NuLV and NuLA, to the Company for $1,140,000 in cash, notes receivable from GRPV aggregating $245,836, and a credit against the Company's intercompany account with GRPV of $95,000.

          In August 1997, but effective June 1996, the GRPV Option was amended (the "Amended Option") canceling the right to acquire 100,000 of the 121,959 remaining GRPV B Shares and increasing the exercise price for the balance, or 21,959 shares, from $13.00 per share to $72.20 per share. The Company subsequently converted the 100,000 shares of GRPV B Shares into 7.8 million shares of GRPV common stock. In September 1997, but effective June 1997, Monterosso exercised the Amended Option to purchase 21,959 GRPV B Shares, at $72.20 per share, by payment to the Company of approximately $1,585,000. Concurrently, GRPV released the Company for liability, if any, arising from any events when the Company controlled GRPV, in exchange for approximately $1,585,000.

          Also in September 1997, the Company and Monterosso entered into a Put/Option Agreement (the "Put") under which Monterosso had the option to purchase and the Company had the right to require Monterosso to purchase all of the subject 7.8 million shares at a price of $.15 per share. Concurrent with the Put, the Company sold to Monterosso its interest in 6,000,000 New Class D Warrants to purchase common stock of GRPV (the "GRPV D Warrants"). The consideration for the GRPV D Warrants consisted of a $1,800,000 promissory note due in September 1998 (the "Warrant Note"). The GRPV D Warrants had a book value of zero with $553,840 of the $1,800,000 promissory note collected, as of the date of this Report, resulting in the Company recording a gain on sale in the amount of $553,840 during Fiscal 1997.

          As a result of the sale of the GRPV B Shares and the Put, a change in control of GRPV occurred and, as of June 13, 1997, GRPV is no longer a controlled subsidiary of the Company. Subsequent to the close of fiscal 1997, the Company conveyed to Monterosso all interest in the GRPV B Shares and the GRPV D Warrants and, through the Put, sold beneficial interest in the 7,800,000 shares of GRPV common stock.

                                                      [NM\10-KSB\97:63097KSB]-21

(c)       Going Concern

          The Company has experienced recurring net losses, has limited liquid resources, negative working capital and one of its operating subsidiaries was liquidated during fiscal year 1995. Management's intent is to continue searching for additional sources of capital and new additional international gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal year 1998. The Company's consolidated financial statements for fiscal 1997 and 1996 have been presented under the assumption that it will continue as a going concern.

(d)        Liquidity and Capital Resources

          A comparison of working capital, cash and cash equivalents and current ratios for the past two fiscal years are reflected in the following table:


                                                June 30,
                                    ----------------------------------
                                          1997              1996
                                    -------------      ---------------
Working Capital (Deficit)           $   1,027,674      $    (1,923,964)
Cash and Cash Equivalents           $     576,734      $        50,436
Current Ratio                                1.35                  .68

          The most significant effects on working capital and its components during fiscal 1997 were the payment of $3.2 million in principal and interest on the Company's note issued to acquire the Gaming Interest, the continued accrual of legal and professional advisory fees, the sale of GRPV and the acquisition of a controlling interest in Cleopatra.

          The Company's current plan for growth is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions in its three business segments. Additionally, the Company anticipates receiving a distribution of net operating revenues from its proposed international casino gaming and hotel management activities; the two Tunisian casinos were subject to obtaining financing, but were scheduled to be completed and opened during the fiscal year ended June 30, 1998 ("fiscal 1998"). On December 6, 1997, one of two casinos commenced operations, however, there are no assurances that the opened casino will be able to generate positive cash flows or that the second casino will open. As of the close of fiscal 1997, the Company's sole operations were derived from its food manufacturing and hotel management subsidiaries and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event the Company or its subsidiaries may be forced to sell the projects or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries or to continue to sustain itself.

                                                      [NM\10-KSB\97:63097KSB]-21

(e)      Capital Expenditures

         General

         The Company has no commitments for material capital expenditures, but the Company's subsidiaries are seeking financing commitments to complete their various projects, as follows:

         Capital Requirements

         At June 30, 1997, Cleopatra had approximately $2,000,000 remaining to be paid as security deposits and advance rent before it could take possession of the Cap Gammarth Casino and the Hammamet Casino. Additionally, there was approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the two casinos.

         The Company financed the completion and opening of the Hammamet Casino through the financing agreement with Cedric (see Note 12 to the footnotes to the consolidated financial statements included elsewhere herein at Item 7). To finance the remaining expenditures on the Cap Gammarth Casino, the Company is negotiating possible joint ventures between NuOI and foreign investment groups, and attempting early collections receivables.

         During fiscal 1997, Cleopatra's World made a partial payment on the lease on the Cap Gammarth Resort and, simultaneously, filed a request for arbitration in its dispute with the developer of the Cap Gammarth Resort claiming that the developer had breached the terms of the lease by not completing for occupancy, on a timely basis, the hotel, the shopping arcade, the health club or the beach club comprising the resort in accordance with the terms of the lease, causing Cleopatra's World significant loss of revenue and profits. Subsequent to the close of fiscal 1997 the matter was removed from the arbitration calendar by mutual agreement between the parties, however, the dispute has not yet been resolved.

         As to any future projects undertaken by the Company, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land, acquisition of leasehold investments and contract rights, and construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred. The Company's financing requirements depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations and the availability of other financing arrangements including selling equity securities and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming or permits to conduct hotel operations in other jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

         If for any reason, Cleopatra, Cleopatra's World or NuOI are unable to borrow or otherwise meet their commitments under current agreements to provide the furniture, fixtures, equipment and working capital to open the Cap Gammarth Casino or manage the Cap Gammarth Resort, or acquire, develop and operate future casino gaming and hotel management projects, the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of the respective interests, or lose the respective rights to the projects and properties entirely.

                                                      [NM\10-KSB\97:63097KSB]-21

(f)      Cash Flows

         Cash provided by operating activities was $3,043,148 for the year ended June 30, 1997 as compared to $8,861,699 for the comparable period last year. The decrease is primarily attributable to the final collection and receipt of amounts due from operations from the Gaming Interest.

         Cash provided by investing activities was $423,236 for the year ended June 30, 1997 as compared to $9,666,393 in cash used by investing activities for the comparable period last year. The change is primarily attributable to having purchased the beneficial ownership in Peony Garden last year where as there was no such purchase this year.

         Cash used by financing activities was $2,940,086 for the year ended June 30, 1997 as compared to $226,260 in cash provided by financing activities for the comparable period last year. The change is primarily attributable to the payment of principal and interest on the note payable issued to acquire the Gaming Interest, whereas there was no such payment last year.

(g)      Results of Operations

         Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

         The Company's total food sales for the year ended June 30, 1997 were $1,339,763 as compared to $1,251,174, for the year ended June 30, 1996, resulting in a increase of $88,589 or 7%. The increase is primarily attributable to the continued efforts of improving the pasta line of business.

         The Company's total cost of food sales for the year ended June 30, 1997 were $903,446 as compared to $838,453 for the year ended June 30, 1996, resulting in a slight increase of $64,993 or 8%, which is a direct result of the same relative increase in food sales. Gross profit margin remained at 67% for both the current year and last year.

         There were no gaming revenues for the year ended June 30, 1997 compared to $11,407,317 for the year ended June 30, 1996. The decrease is directly attributable to the sale of the Gaming Interest.

         Depreciation and amortization decreased by $4,492,436 due to the Gaming Interest having been sold. Since the Gaming Interest was sold effective June 30, 1996, there was no related amortizing expense during the current year.

         The Company's total legal and professional fees and general and administrative expenses were $2,620,347 for fiscal 1997, as compared to $2,763,834 for fiscal 1996, resulting in a decrease of $143,487 or 5%. The small decrease is primarily attributable to the continued efforts of minimizing the Company's general corporate overhead.

         The Company incurred a one time expense in connection with the sale of the Gaming Interest on August 8, 1996. As discussed herein, because the sale of the Gaming Interest was structured to be effective on July 1, 1996, the Company recognized a write down of approximately $6.6 million to bring down the book value to the basis of the stock originally issued to Ng, which was $.50 per share or $10 million in aggregate. There was no such write down during the current year.

                                                      [NM\10-KSB\97:63097KSB]-21

         The Company incurred a one time valuation expense in connection with the sale of Peony Garden discussed herein. Since the value of the Company's equity in Hartcourt on or about the closing date of the sale of Peony Garden was approximately $7 million, which is lower than the Company's net investment of $9.6 million in the property, the Company recognized a write down for the difference in the amount of approximately $2.6 million. There was no such write down during the current year.

         During fiscal 1996, FFI remodeled and improved its food processing equipment in its California location and leased its Colorado facility held for sale. In connection therewith, FFI re-evaluated the use and value of its older equipment and wrote off certain impaired equipment with a net book value of approximately $1 million which is included in Other Valuation Expense. There was no such valuation expense during the current year.

         During fiscal year 1996, the Company incurred expenses on behalf of Cleopatra which is included as a stockholders' receivable at June 30, 1996 of $955,439, net of an allowance for possible loss of $766,180 which is included in Other Valuation Expense. There was no such valuation expense during the current year.

         The Company's losses in equity investments for fiscal 1997 was $3,061,944 as compared to none for fiscal 1996, resulting from the acquisition of the investments in Cleopatra Palace and Cleopatra's World during the current year.

         The Company's total operating loss for fiscal 1997 was $1,847,981 as compared to an operating loss of $6,395,647 for fiscal 1996, resulting in an improvement of approximately $4.5 million. The improvement is primarily attributable to: (i) having no write downs during the current year as compared to approximately $11 million of write downs during last year; (ii) having no gaming interest revenue and amortization expense during the current year as compared to the $11.4 million and $4.7 million of gaming interest revenue and amortization expenses, respectively, during last year; and; (iii) a decrease in legal and professional fees and general and administrative expenses of approximately $143,000 during the current year as compared to last year.

         The Company recorded an income tax benefit of $382,494 for fiscal year 1997 and an income tax provision of $997,932 for fiscal year 1996. For the year ended June 30, 1997 and 1996, the Company's effective federal and state income tax rate applied to book taxable income (loss) differs from the statutory rate primarily from the effect of foreign controlled corporation losses for which no deferred taxes were recognized, the change in valuation allowance to offset deferred tax benefits, utilization of net operating loss carry forwards and impact of state taxes net of federal effect. The Company utilized $0 and approximately $3,860,000 in net operating losses to offset federal and state taxable income for the years ended June 30, 1997 and 1996, respectively.

         As a result of changes in stock ownership which occurred in 1993 and 1995, the Company's use of its net operating loss carry forwards may be limited by Section 382 of the Internal Revenue Code until such net operating loss carry forwards expire. During fiscal 1997, the Company obtained an independent third party valuation of its stock for purposes of the calculation required by Section 382 in order to determine whether such net operating loss carry forwards may be limited. Based on the results of the independent third party valuation, the Company reversed amounts originally recorded in fiscal 1996 for income taxes payable and for the net deferred tax asset. Accordingly, the Company recorded a current year income tax benefit of $382,494.

                                                      [NM\10-KSB\97:63097KSB]-21

         The net losses of GRPV are presented in the Company's consolidated statements of operations as net losses from discontinued operation. Due to GRPV's historical negative cash flows from operations and working capital deficit, the goodwill resulting from the NPC acquisition in the amount of $3,318,107 was immediately written off GRPV's accounts due to the uncertainty of realizing any future benefit from the asset. There was no such write off during the comparable period last year.

(h)      Recent Accounting Developments

         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period. "Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued. The issuance of anti-dilutive potential common stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.


ITEM 7.           FINANCIAL STATEMENTS.

         The required financial statements are filed as a part of this Annual Report on Form 10-KSB commencing on page F-1 attached hereto.

                                                      [NM\10-KSB\97:63097KSB]-21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         A Current Report on Form 8-K dated August 18, 1995 was filed on August 24, 1995, reporting under Item 4 a change of accountants on August 18, 1995 from BDO Seidman, LLP to Raimondo Pettit Group (formerly Raimondo Pettit & Glassman). There were no disagreements between the Company and its former auditors regarding accounting and financial disclosure.

         A Current Report on Form 8-K dated July 3, 1997 was filed on July 9, 1997, reporting under Item 4 a change of accountants on July 3, 1997 from Raimondo Pettit Group (formerly Raimondo, Pettit & Glassman) to Haskell & White LLP. There were no disagreements between the Company and its former auditors regarding accounting and financial disclosure.



                                                     PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)      Identification of Directors and Executive Officers.

         The Company,  pursuant to its Bylaws is  authorized  to maintain a five
(5) member Board of Directors, and executive officers as needed. The directors and officers for fiscal 1997 were as follows:


                                            Position
           Name                       Held with the Company              Age                  Dates of Service
--------------------------- ----------------------------------------- --------  ------------------------------

Fred G. Luke                Chairman of the Board and Chief           50        June 14, 1993 to Present
                            Executive Officer
John D. Desbrow             Director                                  42        December 20, 1993 to May 29, 1996
                            Secretary                                           December 20, 1993 to May 9, 1997
Jonathan L. Small           Director                                  45        March 17, 1994 to January 22, 1996
Carol Chen                  Director                                  44        January 22, 1996 to October 29, 1996
Liu Mei Huan Chen           Director                                  33        October 9, 1995 to January 2, 1997
Cheng Tai Chee              Director                                  63        October 9, 1995 to January 2, 1997
Steven H.  Dong             Chief Financial Officer                   31        July 16, 1995 to June 30, 1997


         All directors of the Company hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Vacancies in the Board of Directors are filled by the remaining members of the Board until the next annual meeting of shareholders. The officers of the Company are elected by the Board of Directors at its first meeting after each annual meeting of the Company's shareholders and serve at the discretion of the Board of Directors or until their earlier resignation or death.

                                                      [NM\10-KSB\97:63097KSB]-21

         Pursuant to resolutions adopted by its Board of Directors on December 15, 1993, the Company maintains a five-member Advisory Board. At June 30, 1997, the following individuals served on the Advisory Board:


                                                Position
            Name                          Held with the Company                Age            Dates of Service
----------------------------- --------------------------------------------  --------  ------------------------

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


(b)      Business Experience

         The following is a brief account of the business experience during the past five years of each director, director nominee and executive officer of the Company, and the members of its Advisory Board, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

         Current Directors and Officers

         Fred G. Luke. Mr. Fred G. Luke has been a Director of the Company since June 1993, and Chairman and Chief Executive Officer since July 22, 1993. Mr. Luke has more than twenty-seven years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and President of NuVen, President and Director of Virtual Enterprises Inc., formerly The Toen Group, Inc. ("VEI"), President and Director of Hart Industries, Inc. ("Hart"), Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994 Mr. Luke served as the President and Director of BNR. Hart was formerly in the environmental services business. Both Hart and VEI are public companies which were formerly traded on NASDAQ or the OTC Bulletin Board. Neither Hart nor VEI has ongoing operations. NuVen provides managerial, acquisition, and administrative services to public and private companies including the Company, Hart, VEI, and DL&E. NuVen, which is controlled by Mr. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Company. NuVen is a stockholder of Hart, DL&E and the Company, and provides management, general and administrative services, and merger and acquisition services to Hart, DL&E, GRPV and the Company pursuant to independent Advisory and Management Agreements. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

                                                      [NM\10-KSB\97:63097KSB]-21

         Former Directors and Officers

     John D. Desbrow. Mr. John D. Desbrow, as an independent consultant, has been a Director and Secretary of the Company since December 20, 1993. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Company Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his Master of Business Taxation degree from the University of Southern California Graduate School of Accounting in 1982. Mr. Desbrow has served as a Director and Secretary of Hart since July 1993, as the Secretary of GRPV since April 1994 and as a Director of VEI since September 1994. Mr. Desbrow resigned as a Director of the Company in May 1996 and resigned as Secretary May 9, 1997.

     Carol Chen. Ms. Carol Chen has served as a Director of the Company since January 22, 1996. From 1991 to the present, Ms. Chen has been active as a real estate agent for Park Georgia Realty Limited where she specialized in industrial warehouses and commercial land projects. From 1990 to 1991, Ms. Chen served as a licensed real estate agent for Century 21 Prudential Estates where her focus was the residential real estate market in British Columbia, Canada. Ms. Chen resigned as a Director of the Company on October 29, 1996.

     Liu Mei Huan Chen. Ms. Chen has served as a Director of the Company since October 9, 1995. From 1992 to the present, Ms. Chen has been serving as an Executive Director of Silver Faith Holding (Macau) Ltd. and certain of its subsidiaries, where she acts as corporate liaison to the central and certain provincial governments of The Peoples Republic of China. Ms. Chen also serves as a Director of Silver Faith (Hong Kong) Holdings Limited. Both companies are subsidiaries of Silver Faith Holdings Limited, and both are involved in the manufacturing and distribution of cigarettes in China, Hong Kong and Macau. From 1988 to 1992, Ms. Chen operated a Mitsubishi car dealership in Canton Province and was an authorized fuel oil broker for Mainland China. From 1981 to 1988, Ms. Chen lived in New York where she operated an import/export clothing business and served as an advisor to Mainland Chinese companies regarding international hotel projects. Ms. Chen resigned as a Director January 2, 1997.

     Cheng Tai Chee. Mr. Chee has served as a Director of the Company since October 9, 1995. From 1970 through 1984, Mr. Chee was a champion horse jockey and trainer for the Royal Hong Kong Jockey Club. After he retired from the Royal Hong Kong Jockey Club in 1984, he joined Dragon Sight International Amusement (Macau) Company as Marketing Coordinator for the promotion of the junket group from Southeast Asia. In 1992, he joined the Silver Faith Holdings group of companies of Silver Faith Holdings Ltd., where he presently serves as Project Coordinator for the Peony Gardens real estate development in Beijing, Mainland China. Mr. Chee resigned as a Director January 2, 1997.

     Jonathan L. Small. Mr. Jonathan L. Small, as an independent consultant, has been a Director of the Company from March 17, 1994, through January 22, 1996, at which date he resigned. Mr. Small is currently a member in good standing of the State Bar of California and has been since 1980. Mr. Small is in the private practice of law. Mr. Small's law practice consists of the regulation, due diligence, planning tax opinions for private placement offerings in oil and gas, real estate, banking, alternative energy, investment and venture capital programs; financial business and individual planning; civil litigation and general business matters. Prior to forming his private law practice, Mr. Small was a tax accountant with Arthur Young & Company in 1981 and 1982. Mr. Small served as Director, General Counsel and Assistant Secretary of BNR from June 1992 to September 1994. Mr. Small has served as Secretary and General Counsel for DL&E since March 1988.

                                                      [NM\10-KSB\97:63097KSB]-21

     Steven H. Dong. Mr. Dong, a Certified Public Accountant, and as an independent consultant, has served as Chief Financial Officer of the Company from July 16, 1995 through June 30, 1997. Prior to joining the Company, Mr. Dong worked with the international accounting firm of Coopers & Lybrand since 1988. Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. In addition to his position with the Company, Mr. Dong previously served as Chief Financial Officer of GRPV, VEI and Hart. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988. Mr. Dong is currently a member in good standing with the California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

     Fred Graves Luke. Mr. Fred Graves Luke, served as a Director and Secretary of the Company from June 14, 1993 to November 30, 1993. Prior to his association with the Company, Mr. Luke served as Chief Executive Officer of three private firms operating oil and gas properties from 1954 until his retirement in 1985. Mr. Luke also serves as Vice President of International Sales and as a Director of FFI. He received his B.A. and LLB Degrees from the University of Arizona and was admitted to the bar in the State of Arizona in 1950. Mr. Luke served in the U.S. Army Air Corp. in World War II as a pilot and served in the U.S. Air Force as a legal officer during the Korean War.

     Clifford A. Jones. Mr. Clifford A. Jones has been involved in the gaming and resort hotel industry since 1941. Mr. Jones established the first American-style casino in several foreign countries and is known as a global pioneer of the gaming industry. Mr. Jones served as Lieutenant Governor of the state of Nevada for two terms and founded the law firm of Jones, Jones, Close & Brown in Las Vegas in 1938. Mr. Jones owns 10% of Cleopatra, one of the Company's equity investments.

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

(c)      Identification of Certain Significant Employees and Consultants.

         In connection with the acquisition of Italfin and Pasta Fresca in fiscal 1993, FFI entered into an Employment Agreement with Giancarlo Pino for his services as a Vice President of FFI which was renewed during fiscal 1996 and 1997. He is responsible for the day to day operations of the two food product manufacturing plants in Southern California.

     During fiscal 1996, Jon L. Lawver, through J. L. Lawver Corp. ("Lawver Corp."), renewed his Consulting Agreement with the Company to serve as President of FFI for fiscal 1997. Mr. Lawver has been President of FFI since June, 1993. Mr. Lawver has also served as an officer of Nuven, VEI and Hart.

                                                      [NM\10-KSB\97:63097KSB]-21

     Mr. Gabriel Tabarani serves as the President and Director of Cleopatra and Cleopatra's World. Fred Graves Luke, Fred G. Luke's father, and a member of the Company's Advisory Board and a Director of Cleopatra, owns 10% of Cleopatra. Gabriel Tabarani, President and Director of Cleopatra owns 10% of Cleopatra and 50% of Cleopatra's World.

     Mr. Albert Rapuano entered into a Consulting Agreement with the Company in fiscal 1996 to serve as President of NuOI. Mr. Rapuano's contract expired in January 1997 following which he served as a consultant until September 1997.

(d)      Family Relationships

         Fred Graves Luke is the father of Fred G. Luke, Chief Executive Officer of the Company. Fred Graves Luke was appointed chairperson of the Company's Advisory Board in 1993 and continues to serve in this capacity: he also serves as a Director of Cleopatra and Cleopatra's World. Fred Graves Luke, as the assignee of Clifford A. Jones, is the beneficial owner of 10% of the equity interest in Cleopatra. Giancarlo Pino, who serves as Vice President of Manufacturing and a Director of FFI is the husband of Daniela Grechi, who serves as Corporate Secretary of FFI.

(e)      Involvement in Certain Legal Proceedings.

         During the past five years, no director or officer of the Company has:

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

(2) Been convicted in a criminal proceeding; except however, during fiscal year 1995, Kenneth R. O'Neal, formerly a Director and Chief Financial Officer of the Company, was the subject of a lawsuit filed in United States District Court, Middle District of Florida, Orlando Division, Case No. 95-73-C-Orl-22, wherein the United States Attorney charged Mr. O'Neal with securities fraud in violation of Rule 10b- 5(17C.F.R.240.10b-5) in connection with an audit of a company unrelated to the Company performed by O'Neal & White, P.C. in 1991 while Mr. O'Neal was a partner of O'Neal & White, P.C. In April 1995, Mr. O'Neal pleaded guilty. In July 1995, Mr. O'Neal resigned as an Officer and Director of the Company.

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

                                                      [NM\10-KSB\97:63097KSB]-21

(f)      Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than 10 percent of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

         Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during fiscal 1997, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.


ITEM 10.        EXECUTIVE COMPENSATION.

(a)      Summary Compensation Table

         The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's Chief Executive Officer and four most highly compensated executive officers other than the Chief Executive Officer.


Name and Principal                   Fiscal         Salary             Other Annual               Options
Position                              Year            ($)            Compensation ($)         Granted (#)(2)
---------------------------------  ----------- ----------------- ------------------------  -----------------

Fred G. Luke (1)                      1997          189,000                N/A                      N/A
 Chief Executive                      1996          174,000              130,000                    N/A
 Officer (7-93 to Present)            1995          192,000                N/A                   1,000,000
John D. Desbrow (1)                   1997          225,000                N/A                      N/A
 Secretary (12-93 to 5-9-97)          1996          206,250                N/A                    50,000
                                      1995          189,500                N/A                    50,000
Steven H. Dong (1)                    1997          184,000                N/A                      N/A
 Chief Financial Officer              1996          165,000                N/A                    100,000
 (7-95 to 6-30-97)                    1995            N/A                  N/A                      N/A
Jon L. Lawver                         1997          100,000                N/A                      N/A
 President of FFI                     1996          100,000                N/A                    50,000
                                      1995          100,000                N/A                    50,000
Albert Rapuano                        1997          250,000                N/A                      N/A
 President of                         1996          115,000                N/A                    500,000
 NuOasis International                1995            N/A                  N/A                      N/A
 (6-95 to 1-97)


(1) Salary dollar values include both NRI and GRPV combined base salary (cash and non-cash) earned.

                                                      [NM\10-KSB\97:63097KSB]-21

(2) During the period covered by the Table, the Company did not make any award of restricted stock, including share units. The number of options granted are the sum of the number of shares of common stock to be received upon the exercise of all stock options granted. Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b)      Stock Options - The Company

         The following table sets forth in summary form the aggregate options exercised during fiscal year 1997, and the value at June 30, 1997 of unexercised options for the Company's Chief Executive Officer and four most highly compensated executive officers other than the Chief Executive Officer. There were no options granted during fiscal 1997.


                                                                                                        Value of Unexercised
                                                                         Number of Unexercised              In-the-Money
                                                                        Option/SAR's at Fiscal        Options/SAR's at Fiscal
                                                                             Year-End (#)                   Year-End ($)
                                   Shares
                               Acquired on            Value                  Exercisable/                   Exercisable/
            Name                Exercise (#)      Realized ($)              Unexercisable                   Unexercisable
-----------------------------  -----------------  ------------      ------------------------------  ---------------------

Fred G. Luke, Chief
Executive Officer  and
Director                                                                  600,000  Exercisable                   N/A
                                      --                 --
NuVen Advisors, Inc. (1)               _                                  100,000  Exercisable                   N/A
                                                         --
Steven H. Dong, CFO                                                       100,000  Exercisable                   N/A
                                      --                 --
John D. Desbrow,
Secretary                           50,000                                100,000  Exercisable                   N/A
                                                         --
Jon L. Lawver, President
of FFI                                                                    100,000  Exercisable                   N/A
                                     --                  --
Albert Rapuano,
President of NuOasis
International                                                          500,000     Exercisable                   N/A
                                      --                 --


(1) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

                                                      [NM\10-KSB\97:63097KSB]-21

(c)      Stock Options - GRPV

         The following table sets forth in summary form the aggregate options exercised during fiscal 1997, and the value at June 30, 1997 of unexercised options for GRPV's President and four most highly compensated executive officers other than the President at June 30, 1997. There were no options granted during fiscal 1997 to GRPV's President and four most highly compensated executive officers other than the President. (GRPV was sold during fiscal 1997 and is no longer consolidated with the Company at June 30, 1997).


                                                                                                              Value of Unexercised
                                                                          Number of Unexercised                   In-the-Money
                                                                         Option/SAR's at Fiscal             Options/SAR's at Fiscal
                                                                              Year-End (#)                        Year-End ($)
                                    Shares
                                  Acquired on          Value                  Exercisable/                        Exercisable/
            Name                  Exercise (#)    Realized ($)                Unexercisable                       Unexercisable
-----------------------------  -----------------  ------------     ---------------------------------- -------------------------

Fred G. Luke (1)(2)                1,131,176          124,479           N/A                                  N/A

NuVen Advisors, Inc. (1)           2,000,000          220,000            N/A                                 N/A
Steven H. Dong (1)                  275,000           30,250             N/A                                 N/A
John D.  Desbrow (1)                275,000           30,250             N/A                                 N/A


(1) Fred G. Luke is a former officer and director of GRPV, John Desbrow and Steven Dong are former officers of GRPV. Due to the sale of GRPV, NuOasis Resorts is no longer a controlling parent of GRPV.

(2) Fred G. Luke, as Co-Trustee of the Luke Trust, determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(d)      Long-Term Incentive Plans

         Not applicable.

(e)      Compensation of Directors

         The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments. The Company has established an Advisory Board to assist the Board of Directors. Members of the Advisory Board are typically compensated at the approximate rate of $1,000 per month.

                                                      [NM\10-KSB\97:63097KSB]-21

(f)      Contracts With Executive Officers

         In September 1994, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and Chief Executive Officer. Mr. Luke has been serving as the Company's Chairman and CEO since approximately July 1993. In August 1995, GRPV entered into an Employment Agreement with Mr. Luke, to serve as GRPV's President. Mr. Luke served as the President of GRPV from approximately March 31, 1994 through May 7, 1997.

         Effective January 1, 1994, the Company and John D. Desbrow entered into a Consulting Agreement for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary on behalf of the Company until December 31, 1994, amended to continue through June 1997, at which time Mr. Desbrow resigned. Effective April 1, 1994, GRPV entered into a Consulting Agreement with John D. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of GRPV, for the period from April 1, 1994 to March 31, 1995.

         Effective January 1, 1994, the Company entered into a Consulting Agreement with Jon L. Lawver and Lawver Corp. pursuant to which Mr. Lawver was to perform professional services and to hold the office of President of FFI for calendar year 1994. Mr. Lawver's agreement was renewed for the year ended June 30, 1995 and 124,000 shares were issued to him during fiscal 1995. During fiscal 1996, the Consulting Agreement was again renewed with the same terms for fiscal 1997 and 85,000 shares were issued to him during fiscal 1996 to apply against services rendered. An additional option of 50,000 shares exercisable at a price of $1.53 per share was granted during fiscal 1996.

         In July 1995, the Company entered into a Consulting Agreement with Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. During fiscal 1996, the Consulting Agreement was renewed with the same terms through June 30, 1997. In July 1995, GRPV entered into a Consulting Agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Effective July 1, 1996, the Consulting Agreement was renewed through June 30, 1997.

         In January 1996, the Company entered into a consulting agreement with Albert Rapuano, pursuant to which Mr. Rapuano performed gaming consulting services and to hold the office of President of NuOI through December 31, 1996.

(g)      Change of Control

         Not applicable.

(h)      Report on Repricing of Options

         Not applicable.

                                                      [NM\10-KSB\97:63097KSB]-21

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

(a) and (b)  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding the ownership of the Company's voting securities by persons owning more than 5% of such securities as of January 31, 1998, the most recent practicable date.


                                       Amount and                        Amount and
                                       Nature of                         Nature of
                                       Beneficial                        Beneficial
Name and Address                       Interest of $.01                  Interest of Series
of Officers and                        par value           Percent       D Convertible        Percent
Directors                              Common Stock        of Class      Preferred Stock      of Class
--------------------------             ----------------    --------      ------------------   --------

C/A/K Trustkantoor N.V.(2)             20,000,000          44.40%                   0            0%
P.O. Box 210
Willemstad, Curacao

NuVen Advisors, Inc.(1)(3)                      0          0%                 24,000,000          100%
4695 MacArthur Court, Suite 530
Newport Beach, CA  92660


(1) Gives effect to the one vote per share for each of the outstanding shares of common stock, C Preferred and D Preferred.

(2) The shares are held pursuant to an escrow for the purchase of Replacement Property by NuOI.

(3) The Luke Trust owns 93% of NuVen. Fred G. Luke, as Co-Trustee of the Luke Trust, determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

         The following sets forth information with respect to the Company's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of June 30, 1997:


                                Amount and Nature                    Amount and Nature
                                of Beneficial                        of Beneficial
                                Interest of $.01 par                 Interest of Series D
Name of Officers and            value                 Percent        Convertible          Percent
Directors(1)                    Common Stock          of Class(3)    Preferred Stock      of Class
------------------------------  ----------------      -------------  -------------------  --------

Fred G. Luke(5)                    11,000,000(5)           23%          24,000,000(2)        100%
John D. Desbrow                       321,000             .66%               --               --
Steven H.  Dong                       302,000             .62%               --               --
Jon Lawver(4)                         230,000             .47%               --               --
Albert Rapuano                        975,000              2%                --               --
All Officers and Directors as        12,828,000            26%           24,000,000          100%
a group


(1) The address of each executive officer or Director is 4695 MacArthur Court, Suite 530, Newport Beach, California 92660 unless otherwise shown

(2) The Luke Trust owns 93% of NuVen. Fred G. Luke, as co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust and the disposition of the 24,000,000 shares of the Company's D Preferred.

(3) Percentage ownership amounts are computed for each holder assuming that convertible securities and options held by each holder are exercised within 60 days.

(4) Options and shares are held by J.L. Lawver Corp. of which Jon L. Lawver is the President of J.L. Lawver Corp.

(5) Includes 400,000 shares held by Mr. Luke and 600,000 shares held beneficially pursuant to options, and 10,000,000 shares of common stock into which the shares of D Preferred will convert if converted by NuVen.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)      Transactions with  Directors and Affiliates.

         There were no related transactions or series of similar related transactions during fiscal 1997 that exceeded an aggregate amount of $60,000 other than the following:

         During fiscal 1994, Group V entered into an agreement with Structure America, Inc. ("SAI") to issue 1,000,000 shares for consulting services. Such services were rendered during fiscal 1995. During fiscal 1996, Group V entered into another agreement with SAI to perform consulting services. Pursuant to such agreement, Group V agreed to issue 1,000,000 shares of Group V's common stock to SAI and granted SAI an option to purchase 1,000,000 shares of Group V's common stock exercisable at $.12 per share. In May 1997, 1,000,000 common shares were issued in settlement of all amounts owed to SAI as of May 5, 1997. Group V expensed $200,000 and $75,000 during fiscal year 1997 and 1996, respectively, and had no amounts due to SAI as of June 30, 1997. SAI's agreement with Group V was terminated effective May 5, 1997.

         During fiscal year 1996, the Company renewed an agreement with SAI to perform consulting services. The Company expensed approximately $255,000 and $465,000 during fiscal years 1997 and 1996, respectively and had approximately $160,000 due to SAI as of June 30, 1997.

(b)      Indebtedness of Management

         During fiscal 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Company in the amount of $440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made during fiscal 1996, approximately $120,000 in fiscal 1997. The note bears interest of 10% and is due in May 1998. The note receivable has been classified as Stockholder Receivable.

                                                      [NM\10-KSB\97:63097KSB]-21

         During fiscal 1996, 868,824 shares of GRPV common stock were issued upon exercise of options by its President in consideration for $104,258, or $.12 per share. GRPV received a note receivable in the amount of $78,758, bearing interest of 10%, and a cash payment of $25,500 as consideration for the exercise of these options. The note receivable was classified as Stockholder Receivable in the amount of $78,758 at June 30, 1996 and was fully paid subsequent to June 30, 1997.

(c)      Transactions with Promoters

         Not applicable.


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

                                                      [NM\10-KSB\97:63097KSB]-21

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

         10.111o Engagement Letter and Fee Agreement with Woodcox Advertising & Communications

         10.112o  Third Addendum to Consulting Agreement with Structure America.

         10.113o  Second Addendum to Engagement Letter with OTC Communications

         10.114o  Consulting Agreement with Albert Rapuano

         10.115o January 3, 1996 Addendum to Consulting Agreement with J. L. Lawver

         10.116o  1996 Employee Stock Benefit Plan

         10.117o  Second Addendum to Fee Agreement with Morris C. Gore

         10.118o  Third Addendum to Fee Agreement with James R. Gordon

                                                      [NM\10-KSB\97:63097KSB]-21

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

         10.122o Asset Purchase Agreement dated September 28,1995 with Silver Faith Development Limited

         10.123o Assignment and Bill of Sale dated September 30, 1995 from Silver Faith Development Limited

         10.124 Assignment dated December 29, 1995 to NuOasis International, Inc., a California Corporation

         10.125o $21,000,000 Convertible Secured Promissory Note dated December 31, 1995 to Silver Faith Development Limited

         10.127 Assumption Agreement and Release of Liability with Silver Faith Development Limited dated May 16, 1996 (1)

         10.128 Amendment, Modification and Ratification of Asset Purchase Agreement with Silver Faith Development Limited and Beijing Grand Canal Real Estate Development Co., Ltd. (1)

         10.129 Purchase and Sale Agreement dated August 8, 1996 between NuOasis International Inc., and The Hartcourt Companies, Inc.
                  (1)

         10.130 $12,000,000 Convertible Secured Promissory Note dated August 8, 1996 issued by The Hartcourt Companies, Inc. to NuOasis International Inc. (1)

         10.131 Security Agreement dated August 8, 1996 between NuOasis International Inc. and The Hartcourt Companies, Inc. (1)

         10.132   Assignment and Indemnification Agreement dated August 30, 1996
                  between   NuOasis   International,   Inc.  and  The  Hartcourt
                  Companies, Inc. (1)

         10.133 Assignment and Bill of Sale between NuOasis International, Inc. and Silver Faith Development Limited (1)

         10.134 Agreement between NuOasis International, Inc. and Silver Faith Development Limited (1)

         10.135 $3,000,000 Secured Contingent Promissory Note dated May 25, 1995 from Nona Morelli's II, Inc., to Ng Man Sun dba Dragon Sight International Amusement (Macau) Company (1)

         10.136 Assignment dated December 29, 1995 from Nona Morelli's II, Inc. to NuOasis International Inc. (1)

                                                      [NM\10-KSB\97:63097KSB]-21

         10.137 Letter of Intent dated August 5, 1996 between the Company and Ng Man Sun dba Dragon Sight International Amusement (Macau) Company (1)

         10.138 Purchase Agreement dated August 30, 1996 between NuOasis International Inc. and various purchasers (1)

         10.139   Option Agreement with Joseph Monterosso dated June 13, 1996(1)

         10.140 Casino Lease and Operating Management Contract between Societe Loisirs Club Hammamet and Cleopatra Place Limited (1)

         10.141 Letter of Intent between Compagnie Monastirienne Immobiliere et Touristique and Cleopatra Palace Limited (1)

         10.142 Letter of Intent dated September 24, 1996 between the Company and Grand Hotel Krasnapolsky N.V. (1)

         10.143 Collateral Substitution Agreement dated December 29, 1995 between the Company and Ng Man Sun (1)

         10.144 Collateral Release Agreement dated September 30, 1996 between the Company and Ng Man Sun (1)

         10.145 Agreement of Exchange dated September 30, 1996 between NuOasis International, Inc. and C/A/K Trustkantoor N.V. (1)

         10.146 Operating Agreement between Ng Man Sun and Nona Morelli's II, Inc. (1)

         10.147 Consent to Sale of Interest and Termination of Operating Agreement (1)

         10.148 Agreement dated July 31, 1996 between NuOasis International, Inc. and Ng Man Sun(1)

         10.149   Casino Lease and Operating Management Contact between Societe'
                  d'Animation   et  de  Loisirs   Touristiques   (S.A.L.T.)  and
                  Cleopatra Palace Limited (1)

         10.150   Fourth  Addendum to Consulting  Agreement with John D. Desbrow
                  (1)

         10.151 Assumption Agreement and Release of Liability with Ng Man Sun dated December 29, 1995(1)

         10.152   Second  Addendum to Consulting  Agreement  with Steven H. Dong
                  (1)

         10.153 Agreement dated October 2, 1996 between NuOasis International, Inc. and Cleopatra World, Inc. (1)

         10.154 Amendment to Letter Agreement dated October 7, 1996 by and between NuOasis International, Inc. and Cleopatra Palace Limited (the "Letter Agreement") (1)

                                                      [NM\10-KSB\97:63097KSB]-21

         10.155 Letter of Intent between Compagnie Monastirienne Immobiliere et Touristique and Cleopatra World, Inc. (1)

         10.156 Master Lease between Fantastic Foods International, Inc. and American Charities Underwriters, Inc. (1)

         10.157 Market Analysis of the property at 1745 Erie Avenue, Pueblo, CO. 81001

         10.158 Second Amendment to Letter Agreement dated October 7, 1996 by and between NuOasis International, Inc. and Cleopatra Palace Limited (the "Letter Agreement")

         10.159 Assignment dated November 27, 1996 from NuOasis International, Inc. and Cleopatra Palace Limited

         10.160   Agreement    dated   October   27,   1996   between    NuOasis
                  International, Inc. and Grand Hotel Krasnopolsky N.V.

         10.161 Agreement dated November 13, 1996 between Cleopatra Palace Limited and International Banking Company Caribbean N.V.

         10.162 Option Agreement dated June 13, 1997 between Nona Morelli's II, Inc. and Joseph Monterosso

         10.163 Stock Purchase Agreement dated May 30, 1997 between Nona Morelli's II, Inc. and Joseph Monterosso

         10.164 Stock Purchase Agreement dated December 19, 1996 with Exhibits A through F between NuOasis Gaming, Inc. and National Pools Corporation

         10.165 Stock Purchase Agreement dated May 4, 1997 between NuOasis Gaming, Inc. and Nona Morelli's II, Inc.

         10.166 National Pools Corporation letter to Fred G. Luke dated June 4, 1997

         10.167 Letter to/from Richard Skjerven dated June 2, 1997, RE: Escrow Instructions - Stock Purchase Agreement between Nona Morelli's II, Inc. and National Pools Corporation

         10.168 Assignment between NuOasis Gaming, Inc. and Nona Morelli's II, Inc. dated May 5, 1997

         10.169 Indemnification Agreement dated May 30, 1997 between NuOasis Gaming, Inc. and Nona Morelli's II, Inc.

         10.170 Indemnification Agreement dated May 30, 1997 between NuOasis Gaming, Inc. and Fred G. Luke

         10.171   Warrant Purchase Agreement dated August 22, 1997

                                                      [NM\10-KSB\97:63097KSB]-21

         10.172 Letter from Fred G. Luke to Mr. Joseph Monterosso, Group V Corporation, dated September 5, 1997, RE: Notice of Conversion of 100,000 shares of Series B Preferred Stock

         10.173 Letter to Joseph Monterosso, Group V Corporation, dated September 3, 1997, RE: Extension and modification of Put/Option Agreement and Warrant Purchase Agreement dated August 22, 1997

         10.174   Put/Option Agreement, dated August 22, 1997

         10.175   Amendment to Agreement, dated August 22, 1997

         22.1     Schedule of Subsidiaries of the Company

         27.      Financial Data Schedule

         * Incorporated by reference from the like numbered exhibits filed with the Company's Registration Statement on Form S-18, SEC File No. 33-32127-D

         ** Incorporated by reference from the like numbered exhibits filed with the Company's Registration Statement on Form S-1, SEC File No. 33-43402

         # Incorporated by reference from the like-numbered exhibits filed with the Company's 10-K for the fiscal year ended June 30, 1992

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

         o Incorporated by reference to Exhibit to Form 8-K dated December 31, 1995, filed on March 5, 1996

         (1) Incorporated by reference from the like numbered exhibits filed with the Company's Form 10-KSB for fiscal year ended June 30, 1996

(d)           Reports

                  (1) On November 15, 1996, the Company filed a Current Report on Form 8-K dated October 29, 1996 reporting the resignation of Carol Chen as a Director of the Company effective the close of business on October 29, 1996.

                  (2) On June 13, 1997, the Company filed a Current Report on Form 8-K dated August 22, 1997, reporting, as the controlling parent of GRPV, granted an option to Monterosso as the President and Chief Executive Officer of NPC to acquire the GRPV Series B Shares owned by the Company.

                                                      [NM\10-KSB\97:63097KSB]-21

                  (3) Effective July 3, 1997, the Company filed a Current Report on Form 8-K dated July 3, 1997, reporting the change of the Company's auditors from Raimondo Pettit Group (formerly Raimondo Pettit & Glassman) to Haskell & White LLP as the Company's certifying accountants.

                  (4) On August 22, 1997, the Company filed a Current Report on Form 8-K dated August 22, 1997, reporting the sale of the GRPV D Warrants to Monterosso.

                  (5) On September 26, 1997, the Company filed a Current Report on Form 8-K dated September 26, 1997, reporting that Cleopatra Hammamet entered into an agreement with Cedric pursuant to which Cedric and the Company agreed to the recapitalization of Cleopatra Hammamet to enable such subsidiary to open its casino gaming facility located in South Hammamet, Tunisia.

                                                      [NM\10-KSB\97:63097KSB]-21

                                   SIGNATURES



         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NuOASIS RESORTS, INC.
                                        (formerly, Nona Morelli's II, Inc.)

Date:  February 24, 1998                By:  /s/  Fred G. Luke
                -----                             -----------------------------
                                                  Fred G. Luke,
                                                  Chief Executive Officer

Date:  February 24, 1998                By:  /s/  Jon L. Lawver
                -----                             -----------------------------
                                                  Jon L. Lawver, President,
                                                  Fantastic Foods International,
                                                  Inc.

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                        NuOASIS RESORTS, INC.
                                        (formerly, Nona Morelli's II, Inc.)

Date:  February 24, 1998                By:  /s/  Fred G. Luke
                -----                             -----------------------------
                                                  Fred G. Luke,
                                                  Chief Executive Officer

Date:  February 24, 1998                By:  /s/  Jon L. Lawver
                -----                             -----------------------------
                                                  Jon L. Lawver, President,
                                                  Fantastic Foods International,
                                                  Inc.

                                                      [NM\10-KSB\97:63097KSB]-21