Form 10QSB
period 1997-09-30
MORELLIS NONA II INC
filed 1998-03-19
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997                Commission File No. 0-18377

                              NuOASIS RESORTS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1126818
                     (I.R.S. Employer Identification Number)

               4695 MacArthur Court, Suite 530, Newport Beach, CA
                    (Address of principal executive offices)

                                     92660
                                   (Zip Code)

                                 (714) 833-5381
              (Registrant's telephone number, including area code)

                   2 Park Plaza, Suite 470, Irvine, California
                 (Former Address, if changed since last report)

                                      92614
                 (Former Zip Code, if changed since last report)

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

         Common Stock $.01 par;  48,840,300 shares as of February 28, 1998

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 1997
                (unaudited) ...............................................1

               Consolidated Statements of Operations for the Three
                Months Ended September 30, 1997 and 1996 (unaudited).......3

               Consolidated Statements of Cash Flows for the Three
                Months Ended September 30, 1997 and 1996 (unaudited).......4

               Notes to Consolidated Financial Statements .................5


Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................10

                                     PART II

Item 1.        Legal Proceedings...........................................13

Item 2.        Changes In Securities.......................................13

Item 3.        Defaults Upon Senior Securities.............................13

Item 4.        Submission Of Matters To A Vote Of Security Holders.........13

Item 5.        Other Information...........................................13

Item 6.        Exhibits And Reports On Form 8-K............................13

               Signatures..................................................14

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                                  Balance Sheet
                      As of September 30, 1997 (Unaudited)


ASSETS                                                         September 30,
                                                                   1997
                                                                (Unaudited)
                                                          ---------------------
Current assets:
 Cash and cash equivalents                                 $            803,046
 Accounts receivable, net                                               105,691
 Due from affiliate                                                   2,147,018
 Inventory                                                               37,122
 Other current assets                                                         -
                                                           --------------------
     Total current assets                                             3,092,877
Property and equipment
 Food manufacturing equipment                                         1,074,649
 Other                                                                  136,412
 Accumulated depreciation and amortization                             (989,013)
                                                           ---------------------
     Total property and equipment                                       222,048
Other assets:
 Equity investments                                                   6,028,362
 Intangible assets, net                                                 979,538
 Other assets                                                            62,675
                                                           --------------------
     Total other assets                                               7,070,575
                                                           --------------------
TOTAL ASSETS                                               $         10,385,500
                                                           ====================

   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                                  Balance Sheet
                      As of September 30, 1997 (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         September 30,
                                                                             1997
                                                                          (Unaudited)
                                                                     -------------------

Current liabilities:
  Accounts payable, trade                                            $           695,341
  Accrued expenses                                                                87,175
  Due to affiliates                                                            2,670,772
  Current maturities of long-term debt to affiliate                              194,575
                                                                     -------------------
     Total current liabilities 3,647,863 Long term liabilities:
  Long-term debt                                                                 145,880
     Total long term liabilities                                                 145,880

     Total liabilities                                                         3,793,743
Commitments and contingencies
  Minority interest                                                            1,583,777
Stockholders' equity
 Preferred stock, Series D, $.01 par value; 24,000,000 shares authorized, issued and outstanding at September
  30, 1997 (aggregate liquidation of up to $10,000,000)                          240,000
Common stock, $.01 par value;  50,000,000 shares
   authorized; 48,824,300 shares issued and outstanding at
   September 30, 1997                                                            488,243
 Additional paid-in-capital                                                   48,827,297
 Accumulated deficit                                                         (34,220,910)
 Cost of 20,000,115 treasury shares                                          (10,002,425)
 Common stock subscription and stockholders' receivables                        (324,225)
                                                                     --------------------
     Total stockholders' equity                                                5,007,980
                                                                     --------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $        10,385,500
                                                                     ====================


   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:093097.QSB]-15


                                               NuOASIS RESORTS INC.
                                              Condensed Consolidated
                                             Statements of Operations
                                              for Three Months Ended
                                      September 30, 1997 and 1996 (Unaudited)

                                                                  Three Months Ended September 30,
                                                             -------------------------------------------
                                                                     1997                     1996
                                                                 (Unaudited)               (Unaudited)
                                                             ------------------       ------------------

Food sales revenue                                           $         251,049        $          351,371
                                                             ------------------       ------------------
     Total revenue                                                     251,049                   351,371
                                                             ------------------       ------------------
Cost of food sales revenue                                             176,856                   269,576
                                                             ------------------       ------------------
     Total cost of revenue                                             176,856                   269,576
                                                             ------------------       ------------------
Gross profit                                                            74,193                    81,795
                                                             ------------------       ------------------
  Depreciation and amortization                                         61,648                    28,312
  Legal and professional fees                                          360,852                   580,142
  Loss on sale of investment                                                 -                   367,730
  Selling, general and administrative expenses                         344,446                   310,546
  Minority interest                                                    (35,520)                         -
                                                             ------------------       -------------------
     Total operating expenses                                          731,426                  1,286,730
                                                             ------------------       -------------------
Operating income (loss)                                               (657,233)                (1,204,935)
                                                             ------------------       --------------------
Earnings in equity investments                                         223,098                          -
Other income (expense)                                                  (7,023)                   (20,171)
                                                             ------------------       --------------------
                                                                       216,075                    (20,171)
                                                             ------------------       --------------------
Net income (loss) before income tax provision                         (441,158)                (1,225,106)
                                                             ------------------       --------------------
Income tax benefit (provision)                                               -                          -
                                                             ------------------       -------------------
Net income (loss)                                            $        (441,158)       $        (1,225,106)
                                                             ==================       ====================
Net income (loss) per common share                           $            (.01)       $              (.03)
                                                             ==================       ====================
Weighted average number of common shares
  outstanding used to compute net loss per
  common share                                                      48,824,300                 45,048,500
                                                             ==================       ====================


   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:093097.QSB]-15


                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 1997 and 1996 (Unaudited)

                                                                                          Three Months Ended September 30,
                                                                                    ---------------------------------------------
                                                                                            1997                    1996
                                                                                    ---------------------  ----------------------

                                                                                         (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $           (441,158)  $          (1,225,106)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                                                  61,648                  28,312
   Services exchanged for stock                                                                        -                 278,673
   Loss on sale of investment                                                                          -                 367,730
   Earnings in equity investments                                                               (223,098)                     --
   Minority interest                                                                             (35,520)                     --
 Increases (decreases) in changes in assets and liabilities:
   Accounts receivable                                                                           132,394               3,921,005
   Inventory                                                                                      (1,949)                  3,193
   Other assets                                                                                     (275)                (16,238)
   Accounts payable                                                                             (413,884)                (44,068)
   Accrued expenses                                                                               39,188                 (45,188)
   Due to affiliates                                                                           1,160,210                (218,770)
                                                                                    ---------------------  ----------------------
Net cash provided by operating activities                                                        277,556               3,049,543
                                                                                    ---------------------  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investment                                                                      -                 124,117
                                                                                    ---------------------  ----------------------
Net cash provided by investing activities                                                              -                 124,117
                                                                                    ---------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from repayment of shareholder notes receivable                                     -                 177,643
  Principal payments on notes payables                                                          (51,244)              (3,023,621)
                                                                                    ---------------------  ----------------------
Net cash used by financing activities                                                           (51,244)              (2,845,978)
                                                                                    ---------------------  ----------------------
Net increase (decrease) in cash                                                                  226,312                 327,682
                                                                                    ---------------------  ----------------------
Cash and cash equivalents, beginning of period                                                   576,734                  50,436
                                                                                    ---------------------  ----------------------
Cash and cash equivalents, end of period                                            $            803,046   $             378,118
                                                                                    =====================  ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
     Interest                                                                       $               6,795  $              20,171
     Income taxes                                                                                      -                      -
  Non-cash investing and financing activities:
      Common stock issued for services                                              $                  -   $             278,673


   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

Note 1.           General

Description of Business

NuOasis Resorts, Inc., formerly, Nona Morelli's II, Inc. (the "Company"), was incorporated in Colorado on February 6, 1989 and became public in 1990. Through its subsidiaries the Company (a) develops, owns, leases, manages and operates hotels, gaming casinos and related operations (b) manufactures and distributes specialty food products, and (c) invests in and develops real estate interests. In addition to its hotel and gaming operations, the Company provides food, entertainment and ancillary services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements include the condensed consolidated balance sheet as of September 30, 1997, and the related condensed consolidated statements of operations and cash flows of the Company and its subsidiaries for the three months ended September 30, 1997 and 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report for fiscal 1997 on Form 10-KSB. The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Management Estimates

The unaudited condensed consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries: NuOasis Properties Inc. ("NuOasis Properties"), NuOasis International Inc. ("NuOasis International") and its subsidiary, Cleopatra
Palace Limited ("Cleopatra"), Fantastic Foods International Inc. ("Fantastic Foods"), ACI Asset Management Inc. ("ACI"), Casino Management of America, Inc. ("CMA"), NuOasis Laughlin, Inc. ("NuOasis Laughlin") and NuOasis Las Vegas Inc. ("NuOasis Las Vegas"). All material inter-company accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of such statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1997 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1998.

Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and two of its operating subsidiaries were disposed of during fiscal 1996 and fiscal 1997. Management's intent is to continue searching for additional sources of capital and new operating and investment opportunities. In the interim, the Company will continue operating with minimal overhead and administrative functions will be provided by key employees and consultants, some of whom are compensated primarily in the form of the Company's common stock. Management estimates that the Company will need to utilize its common stock to fund its operations through fiscal 1998. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Note 2.           Acquisitions and Sale of Investments

Acquisition of National Pools Corporation, NuOasis Las Vegas, NuOasis Laughlin and CMA: Sale of Group V Corporation

In December 1995, Group V Corporation (formerly NuOasis Gaming Inc.) ("Group V"), as a subsidiary of the Company, entered into an agreement with the shareholders of National Pools Corporation ("NPC") to acquire all of the issued and outstanding shares of NPC.

In June 1996, the Company, then the controlling parent of Group V, granted an option (the "Group V Option") to Mr. Joseph Monterosso ("Monterosso), the new President of Group V, to acquire 250,000 shares of Group V Series B Preferred stock (the "Group V B Shares") owned by the Company. The Group V Option was exercisable at a price of $13.00 per share.

In July 1996, the Company sold 497,157 shares of Group V common stock for an approximate amount of $124,000. The Company's book value basis of the subject shares was approximately $492,000, resulting in a loss on sale of investment at September 30, 1996 of approximately $368,000.

In December 1996, Group V closed on the purchase of NPC, making NPC a wholly-owned subsidiary of Group V.

In June 1997, following the Group V purchase of NPC, Monterosso exercised the Group V Option to purchase 128,041 Group V B Shares, at $13.00 per share, by payment to the Company of approximately $1,665,000. Additionally, in June 1997, Group V sold CMA and its subsidiaries, NuOasis Las Vegas and NuOasis Laughlin, to the Company for $1,140,000 in cash, notes receivable from Group V aggregating $245,836, and a credit against the Company's intercompany account with Group V of $95,000.

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

In August 1997, but effective June 1996, the Group V Option was amended (the "Amended Option") canceling the right to acquire 100,000 of the 121,959 remaining Group V B Shares and increasing the exercise price for the balance, or 21,959 shares, from $13.00 per share to $72.20 per share. The Company subsequently converted the 100,000 shares of Group V B Shares into 7.8 million shares of Group V common stock. In September 1997, but effective June 1997, Monterosso exercised the Amended Option to purchase 21,959 Group V B Shares, at $72.20 per share, by payment to the Company of approximately $1,585,000 and the release of the Company from liability (if any) arising from any events while Group V was under the control of the Company. Also in September 1997, the Company and Monterosso entered into a Put/Option Agreement (the "Put") under which Monterosso had the option to purchase and the Company had the right to require Monterosso to purchase all of the subject 7.8 million shares at a price of $.15 per share.

Concurrent with the Put, the Company sold to Monterosso its interest in 6,000,000 New Class D Warrants to purchase common stock of Group V (the "Group V D Warrants"). The consideration for the Group V D Warrants consisted of a $1,800,000 promissory note due in September 1998 (the "Warrant Note"). The Group V D Warrants had a book value of zero on the date of sale. As of the date of this Report, $553,840 of the promissory note had been realized, resulting in the Company recording a gain on sale in the amount of $553,840 during fiscal 1997.

As a result of the sale of the Group V B Shares and the Put, as discussed above, a change in control of Group V occurred and, as of June 13, 1997, Group V is no longer a controlled subsidiary of the Company. As of September 30, 1997, the Company no longer held the Group V B Shares or the Group V D Warrants, however, at September 30, 1997, the Company still maintained approximately 7,800,000 shares of Group V common stock.

In January 1998, the Company received consideration that reduced the principle balances due under the Warrant Note and the Put to $1,080,000 and $720,000, respectively.

Purchase of Replacement Property

In September 1997, NuOasis International agreed to acquire Replacement Property from Group V consisting of marketable securities for a purchase price of approximately $1,920,000. The consideration consists of $700,000 cash, treasury shares held by the Company and a promissory note in the amount of $500,000.

Cleopatra Hammamet

In September 1997, to finance the remaining expenditures on the Hammamet Casino, the Company and Cleopatra Hammamet Limited, a Tunisian corporation in organization, ("Cleopatra Hammamet") entered into an agreement with Cedric
International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Cleopatra Hammamet, and Cedric further agreed to provide up to $3,800,000 for use by Cleopatra Hammamet in making the first annual lease payments on the Hammamet Casino. In exchange for such capital

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

contribution, the Company and Cleopatra agreed to a capital restructuring of Cleopatra Hammamet which resulted in the Company holding a direct 70% interest in Cleopatra Hammamet, with 70% of this interest pledged to Cedric with the agreement that Cedric will return such interest when the Company reimburses Cedric for all funds advanced prior to the first anniversary date of such agreement (on an all or nothing basis) plus interest at the rate of 15% per annum. Construction on the Hammamet Casino was completed and the facility was equipped and opened December 6, 1997. In the event the Company is unable or elects not to reimburse Cedric for its capital contribution to Cleopatra Hammamet, the Company's equity interest in Cleopatra Hammamet will be permanently reduced to 21%.

Note 3.           Commitments and Contingencies

Capital Requirements of Cleopatra, Cleopatra Hammamet and Cleopatra's World

At September 30, 1997, Cleopatra had approximately $2,000,000 remaining to be paid as security deposits and advance rent before it could take possession of the Cap Gammarth Casino and the Hammamet Casino. Additionally, there was approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the two casinos.

The Company financed the completion and opening of the Hammamet Casino through the financing agreement with Cedric. To finance the remaining expenditures on the Cap Gammarth Casino, the Company is negotiating possible joint ventures between NuOasis International and foreign investment groups, and attempting early collections of its receivables. The Cap Gammarth Casino is expected to be completed in May 1998.

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

As to any future projects undertaken by the Company, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land; acquisition of leasehold investments and contract rights; and, construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred. The Company's financing requirements would depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations and the availability of other financing arrangements, agreements, selling equity securities, and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

if it determines to seek any additional licenses to operate gaming or permits to conduct hotel operations in other jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

If for any reason, Cleopatra, Cleopatra's World or NuOasis International are unable to borrow or otherwise meet their commitments under current agreements to provide the furniture, fixtures, equipment and working capital to open the Cap Gammarth Casino or manage the Cap Gammarth Resort, or acquire, develop and operate future casino gaming and hotel management projects, the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of the respective interests, or lose the respective rights to the projects and properties entirely.

Note 4.           Subsequent Events

Group V

In January 1998, the Company received consideration that reduced the principle balances due under the Warrant Note and the Put to $1,080,000 and $720,000, respectively.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

(a)      Significant Developments During the Quarter ended September 30, 1997

         Group V

         In September 1997, but effective June 1997, Monterosso exercised the Amended Option to purchase 21,959 Group V B Shares, at $72.20 per share, by payment to the Company of approximately $1,585,000 and the release of the Company from liability (if any) arising from any events while Group V was under the control of the Company. Also in September 1997, the Company and Monterosso entered into a Put/Option Agreement (the "Put") under which Monterosso had the option to purchase and the Company had the right to require Monterosso to purchase all of the subject 7.8 million shares at a price of $.15 per share.

         Concurrent with the Put, the Company sold to Monterosso its interest in 6,000,000 New Class D Warrants to purchase common stock of Group V (the "Group V D Warrants"). The consideration for the Group V D Warrants consisted of a $1,800,000 promissory note due in September 1998 (the "Warrant Note"). The Group V D Warrants had a book value of zero on the date of sale. As of the date of this Report, $553,840 of the promissory note had been realized, resulting in the Company recording a gain on sale in the amount of $553,840 during fiscal 1997.

         As a result of the sale of the Group V B Shares and the Put, as discussed above, a change in control of Group V occurred and, as of June 13, 1997, Group V is no longer a controlled subsidiary of the

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

Company. As of September 30, 1997, the Company no longer held the Group V B Shares or the Group V D Warrants, however, at September 30, 1997, the Company still maintained approximately 7,800,000 shares of Group V common stock. In January 1998, the Company received consideration that reduced the principle balances due under the Warrant Note and the Put to $1,080,000 and $720,000, respectively.

         Purchase of Replacement Property

         In September 1997, NuOasis International agreed to acquire Replacement Property from Group V consisting of marketable securities for a purchase price of approximately $1,920,000. The consideration consists of $700,000 cash, treasury shares held by the Company and a promissory note in the amount of $500,000.

         Cleopatra Hammamet

         In September 1997, to finance the remaining expenditures on the Hammamet Casino, the Company and Cleopatra Hammamet Limited, a Tunisian corporation in organization, ("Cleopatra Hammamet") entered into an agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Cleopatra Hammamet, and Cedric further agreed to provide up to $3,800,000 for use by Cleopatra Hammamet in making the first annual lease payments on the Hammamet Casino. In exchange for such capital contribution, the Company and Cleopatra agreed to a capital restructuring of Cleopatra Hammamet which resulted in the Company holding a direct 70% interest in Cleopatra Hammamet, with 70% of this interest pledged to Cedric with the agreement that Cedric will return such interest when the Company reimburses Cedric for all funds advanced prior to the first anniversary date of such agreement (on an all or nothing basis) plus interest at the rate of 15% per annum. Construction on the Hammamet Casino was completed and the facility was equipped and opened December 6, 1997. In the event the Company is unable or elects not to reimburse Cedric for its capital contribution to Cleopatra Hammamet, the Company's equity interest in Cleopatra Hammamet will be permanently reduced to 21%.

(b)           Going Concern

         The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching  for  additional  sources  of  capital  and,  in the  case of  NuOasis
International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal year 1998. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

(c)       Liquidity and Capital Resources

         A comparison of working capital, cash and cash equivalents and current ratios are reflected in the following table:


                                        September 30,           June 30,
                                            1997                  1997
                                    ---------------------   -------------------
                                         (unaudited)            (audited)
                                    ---------------------   -------------------
Working Capital (Deficit)           $           (554,985)   $       (1,923,964)
Cash and Cash Equivalents           $             803,046   $           50,436
Current Ratio                                         .85                  .68

         The most significant effects on working capital and its components during the three months ended September 30, 1997 were the continued accrual of legal and professional advisory fees and cash received from the collection of receivables and advances due from affiliates.

         The Company's current plan for growth is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions in its three business segments. Additionally, the Company anticipates receiving a distribution of net operating revenues from its proposed international casino gaming and hotel management activities; the two Tunisian casinos were subject to obtaining financing, but were scheduled to be completed and opened during the fiscal year ended June 30, 1998 ("fiscal 1998"). On December 6, 1997, one of two casinos commenced operations, however, there are no assurances that the opened casino will be able to generate positive cash flows or that the second casino will open. As of September 30, 1998, the Company's sole operations were derived from its food manufacturing and hotel management subsidiaries and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event the Company or its subsidiaries may be forced to sell the projects or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries or to continue to sustain itself.

(d)      Capital Expenditures

         General

         The Company has no commitments for material capital expenditures, but the Company's subsidiaries are seeking financing commitments to complete their various projects, as follows:

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

         Capital Requirements

         At September 30, 1997, Cleopatra had approximately $2,000,000 remaining to be paid as security deposits and advance rent before it could take possession of the Cap Gammarth Casino and the Hammamet Casino. Additionally, there was approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the two casinos.

         The Company financed the completion and opening of the Hammamet Casino through the financing agreement with Cedric. To finance the remaining expenditures on the Cap Gammarth Casino, the Company is negotiating possible joint ventures between NuOI and foreign investment groups, and attempting early collections receivables.

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

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

(e)      Cash Flows

         Cash provided by operating activities was $277,556 for the three months ended September 30,1997 as compared to $3,049,543 for the comparable period last year. The decrease is primarily attributable to the collection of $3.8 million due from an affiliate during the three months ended September 30, 1996.
There was no similar receipt of cash flow during the current period.

         There was no cash provided by investing activities during the three months ended September 30, 1997 as compared to $124,117 for the comparable period last year. The decrease is primarily attributable to not having sales of investments during the current period as there were during the comparable period last year.

         Cash used by financing activities was $51,244 for the three months ended September 30, 1997 as compared to $2,845,978 for the comparable period last year. The decrease is primarily attributable to the payment of $3 million in principal on certain of the Company's long term debt during the same period last year. There was no such payment made during the current period.

(f)      Results of Operations

         Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         The Company's total food sales for the three months ended September 30, 1997 were $251,049 as compared to $351,371, for the comparable period last year, resulting in a decrease of $100,322 or 29%. The decrease is primarily attributable to unrenewed and expired co-packing agreements.

         The Company's total cost of food sales for the three months ended September 30, 1997 were $176,856 as compared to $269,576 for the comparable period last year, resulting in a decrease of $92,720 or 34%. The decrease in total cost of food sales is primarily attributable to unrenewed and expired co-packing agreements. The change in sales also caused a slight decrease of 6% in relative total cost of sales.

         There was no loss on sales of investments during the current period, as compared to $367,730 during the comparable period last year. There was no such sales of investments during the current period.

         The Company's total legal and professional fees and selling, general and administrative expenses were $705,298 for the three months ended September 30, 1997, as compared to $890,688 for the comparable period last year. The decrease is primarily attributable to the continued efforts of minimizing professional services, legal fees and general corporate overhead.

         The Company's total operating loss for the three months ended September 30, 1997 was $657,233 as compared to an operating loss of $1,204,935 for the comparable period last year. The improvement is primarily attributable to having no loss on sales of investments as there was during the same period last year and having lower legal and professional and selling, general and administrative expenses during the current period compared to the same period last year.

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

         Earnings in equity investments in the amount of $223,098 is attributable to the net earnings from the Company's investment in Cleopatra's World. There was no such earnings during the comparable period last year since the investment in Cleopatra's World was made in November 1996.

PART II:                   OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 1997.

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

Item 5.           Other Information

              None

Item 6.           Exhibits And Reports On Form 8-K

         (a)  Exhibits:
              Exhibit Number                Description of Exhibit

              27                                 Financial Data Schedule

         (b)  Reports on Form 8-K:

              None

                                                      [NRI\10-QSB:093097.QSB]-15

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NuOASIS RESORTS INC.



Dated:  March 18, 1998               By:     /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke,
                                                  President and Director

Dated:  March 18, 1998               By:     /s/  Jon L. Lawver
              -----                          ----------------------------------
                                                  Jon L. Lawver, Director

                                                      [NRI\10-QSB:093097.QSB]-15