Form 10QSB
period 1997-12-31
MORELLIS NONA II INC
filed 1998-04-06
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1997                 Commission File No. 0-18377

                              NuOASIS RESORTS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1126818
                     (I.R.S. Employer Identification Number)


            4695 MacArthur Court, Suite 530, Newport Beach, CA 92660
               (Address of principal executive offices) (Zip Code)

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

         Common Stock $.01 par; 48,840,300 shares as of February 28, 1998.

                                                      [NRI\10-QSB:123197.QSB]-16

                              NuOASIS RESORTS INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet as of
           December 31, 1997 (unaudited).....................................1

          Condensed Consolidated Statements of Operations for the Three
           and Six Months Ended December 31, 1997 and 1996 (unaudited).......3

          Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended December 31, 1997 and 1996 (unaudited)...........4

          Notes to Condensed Consolidated Financial Statements ..............5


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................11

                                     PART II

Item 1.   Legal Proceedings..................................................16

Item 2.   Changes In Securities..............................................16

Item 3.   Defaults Upon Senior Securities....................................16

Item 4.   Submission Of Matters To A Vote Of Security Holders................16

Item 5.   Other Information..................................................16

Item 6.   Exhibits And Reports On Form 8-K...................................17

          Signatures.........................................................18

                                                      [NRI\10-QSB:123197.QSB]-16


                              NuOASIS RESORTS INC.
                      Condensed Consolidated Balance Sheet
                       As of December 31, 1997 (Unaudited)

ASSETS                                                           December 31,
                                                                     1997
                                                                  (Unaudited)
--------------------------------------------------------   ------------------------

Current assets:
 Cash and cash equivalents                                 $              1,132,039
 Accounts receivable, net                                                    67,506
 Due from affiliates                                                      4,781,247
 Inventory                                                                   33,031
                                                           ------------------------
     Total current assets                                                 6,013,823
Property and equipment
 Food manufacturing equipment                                             1,160,381
 Gaming equipment                                                         1,305,519
 Accumulated depreciation and amortization                               (1,009,695)
                                                           -------------------------
     Total property and equipment                                        1,456,205
Other assets:
 Equity investments                                                       7,294,704
 Security deposits                                                        1,975,134
 Intangible assets, net                                                     936,681
                                                           ------------------------
     Total other assets                                                  10,206,519
                                                           ------------------------
TOTAL ASSETS                                               $             17,676,547
                                                           ========================


   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:123197.QSB]-16


                              NuOASIS RESORTS INC.
                      Condensed Consolidated Balance Sheet
                       As of December 31, 1997 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                          December 31,
                                                                              1997
                                                                          (Unaudited)
                                                                      -------------------

Current liabilities:
  Accounts payable                                                    $           801,772
  Accrued expenses                                                                 45,986
  Due to affiliates                                                             2,958,785
  Current maturities of long-term debt                                            807,963
                                                                      -------------------
     Total current liabilities 4,614,506 Long term liabilities:
  Long-term debt                                                                1,069,984
     Total liabilities                                                          5,684,490
Commitments and contingencies (Note 4)

Minority interest
                                                                                4,112,813
Stockholders' equity
 Preferred stock, Series D, $.01 par value; 24,000,000 shares authorized, issued and outstanding at December 31,
  1997  (aggregate liquidation of up to $10,000,000).                             240,000
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 48,840,300 shares issued and outstanding at
  December 31, 1997                                                               488,243
 Additional paid-in-capital                                                    52,395,599
 Accumulated deficit                                                          (35,637,947)
 Cost of 18,560,115 treasury shares                                            (9,282,425)
 Common stock subscription and stockholders' receivables                         (324,225)
                                                                      --------------------
     Total stockholders' equity                                                 7,879,245
                                                                      --------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $        17,676,548
                                                                      ====================


   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:123197.QSB]-16


                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Operations
                         for Three and Six Months Ended
                     December 31, 1997 and 1996 (Unaudited)


                                                          Three Months Ended                             Six Months Ended
                                                             December 31,                                  December 31,
                                                 ----------------------------------------   ---------------------------------------
                                                        1997                  1996                 1997                     1996
                                                 -------------------   ------------------   ------------------    -----------------
                                                     (Unaudited)           (Unaudited)          (Unaudited)           (Unaudited)

Gaming revenue                                   $          20,065     $               -    $          20,065     $               -
Food sales revenue                                          177,455              360,775              428,504               712,146
                                                 -------------------   ------------------   ------------------    -----------------
     Total revenue                                          197,520              360,775              448,569               712,146
                                                 -------------------   ------------------   ------------------    -----------------
Cost of gaming
Cost of food sales revenue                                    2,022                    -                2,022                     -
     Total cost of revenue                                   67,099              211,290              243,955               480,866
                                                 -------------------   ------------------   ------------------    -----------------
                                                             69,121              211,290              245,977               480,866
                                                 -------------------   ------------------   ------------------    -----------------
Gross profit                                                128,399              149,485              202,592               231,280
   Depreciation and amortization                             69,031               32,356              130,679                60,668
   Legal and professional fees                              281,298              587,305              642,150             1,167,447
   Loss on sale of investment                                     -                    -                    -               367,730
   Write down of goodwill                                         -            3,318,107                    -             3,318,107
   Selling, general and administrative
    expenses                                              1,541,399              187,501            1,885,845               498,047
   Minority interest                                       (387,856)                   -             (423,376)                    -
                                                 -------------------   ------------------   ------------------    -----------------
Operating loss                                           (1,375,473)          (3,975,784)          (2,032,706)           (5,180,719)
                                                 -------------------   ------------------   ------------------    ------------------
Other income (expense):
   Other                                                     33,534                    -               33,534                     -
   Equity in earnings (loss) in affiliates                  (50,967)            (286,066)             172,131              (286,066)
   Interest expense                                         (24,130)             (27,735)             (31,153)              (47,906)
                                                 -------------------   ------------------   ------------------    ------------------
      Total other income (expense)                          (41,563)            (313,801)             174,512              (333,972)
                                                 -------------------   ------------------   ------------------    ------------------
Net loss before income tax provision                     (1,417,036)          (4,289,585)          (1,858,194)           (5,514,691)
                                                 -------------------   ------------------   ------------------    ------------------
Income tax benefit (provision)                                    -                    -                    -                     -
                                                 -------------------   ------------------   ------------------    -----------------
Net loss                                         $       (1,417,036)   $      (4,289,585)   $      (1,858,194)    $      (5,514,691)
                                                 ===================   ==================   ==================    ==================
Basic and diluted loss per common share          $             (.03)   $            (.10)   $            (.04)    $            (.12)
                                                 ==================    ==================   ==================    ==================
Weighted average number of common
  shares outstanding used to compute
  basic and diluted loss per common share                48,840,300           45,048,500            48,840,300           45,098,500
                                                 ===================   ==================   ==================    ==================


   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:123197.QSB]-16


                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 1997 and 1996 (Unaudited)

                                                                                               Six Months Ended
                                                                                                 December 31,
                                                                                       1997                       1996
                                                                             -------------------------  -------------------------
                                                                                    (Unaudited)                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $             (1,858,194)  $             (5,514,691)
  Adjustments to reconcile net income (loss) to net cash
   (used) provided by operating activities:
   Depreciation and amortization                                                               130,679                    59,667
   Effect of exercise of options                                                                    -                      5,300
   Loss on sale of investment                                                                       -                    367,730
   Write off of goodwill                                                                            -                  3,318,107
   Minority interest                                                                         (423,376)                         -
   Equity in (income) losses in equity investments                                           (172,131)                   286,066
 Increases (decreases) in changes in assets and liabilities:
   Accounts receivable, net and due from affiliates                                         1,669,394                   3,780,169
   Inventory                                                                                    2,142                     26,408
   Other assets                                                                                  (275)                    (5,995)
   Accounts payable                                                                        (1,873,196)                    (3,368)
   Accrued expenses                                                                           (19,561)                   (46,160)
   Due to affiliates                                                                        1,448,223                    478,949
                                                                             -------------------------  -------------------------
Net cash (used) provided by operating activities                                          (1,096,295)                  2,752,182
                                                                             -------------------------  ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from note receivable                                                                 50,000                          -
 Proceeds from sale of investment                                                             615,353                    124,117
                                                                             -------------------------  ------------------------
Net cash provided by investing activities                                                     665,353                    124,117
                                                                             -------------------------  ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from issuance of note payable                                           1,059,364                          -
  Proceeds received from repayment of shareholder notes receivable                                  -                    198,758
  Principal payments on notes and leases payable                                              (73,117)                (3,038,804)
                                                                             -------------------------  -------------------------
Net cash provided (used) by financing activities                                              986,247                 (2,840,046)
                                                                             -------------------------  -------------------------
Net increase in cash                                                                          555,305                     36,253
                                                                             -------------------------  -------------------------
Cash and cash equivalents, beginning of period                                                576,734                     50,436
                                                                             -------------------------  -------------------------
Cash and cash equivalents, end of period                                     $              1,132,039   $                 86,689
                                                                             =========================  =========================


   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:123197.QSB]-16


                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 1997 and 1996 (Unaudited)
                                   (Continued)

                                                                                               Six Months Ended
                                                                                                 December 31,
                                                                                       1997                       1996
                                                                             -------------------------  ------------------------
                                                                                    (Unaudited)                (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
  Cash paid for:
     Interest                                                                $                      -   $                 34,336
     Income taxes                                                            $                      -   $                      -
  Non-cash investing and financing activities:
     Exercise of options for reduction of debt                               $                      -   $                 29,200
     Purchase of NPC (Note 2) for notes payable                              $                      -   $              1,200,000
     Purchase of NPC (Note 2) for accrued liability                          $                      -   $                125,000
     Options exercised for reduction of debt                                 $                      -   $                 29,200

  Effects of the consolidation of Cleopatra Hammamet
         Cash                                                                $                563,648   $                      -
         Account receivable                                                  $              4,133,044   $                      -
         Gaming equipment                                                    $              1,260,331   $                      -
         Security deposits                                                   $              1,975,134   $                      -
         Accounts payables                                                   $              1,429,104   $                      -
         Stockholders' equity                                                $              6,485,193   $                      -


   See accompanying notes to these condensed consolidated financial statements

                                                      [NRI\10-QSB:123197.QSB]-16

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 (Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements include the condensed consolidated balance sheet as of December 31, 1997, and the related condensed consolidated statements of operations and cash flows of the Company and its subsidiaries for the three and six months ended December 31, 1997 and 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's fiscal 1997 Form 10-KSB. The results of operations for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Management Estimates

The unaudited condensed consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries: NuOasis Properties Inc. ("NuOasis Properties"), NuOasis International Inc. ("NuOasis International") and its subsidiaries, Cleopatra Palace Limited ("Cleopatra") and Cleopatra Hammamet, a Tunisian corporation ("Cleopatra Hammamet"), Fantastic Foods International Inc. ("Fantastic Foods"), ACI Asset Management Inc. ("ACI"), Casino Management of America, Inc. ("CMA"), NuOasis Laughlin, Inc. ("NuOasis Laughlin") and NuOasis Las Vegas Inc. ("NuOasis Las Vegas"). All material inter-company accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities the date of such statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

                                                      [NRI\10-QSB:123197.QSB]-16

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 (Unaudited)

Loss Per Share

During the quarter ended December 31, 1997, the Company retroactively adopted Statement of Financial Accounting Standards No 128, "Earnings per Share." The standard requires public companies to present basic and diluted earnings per share, instead of the primary and fully diluted earnings per shares that was previously required.

Based on the fact that the Company incurred net losses in all periods presented, the adoption of this statement had no impact on the accompanying financial statements.

Incremental shares from assumed conversions are not included in computing the diluted per share amounts as their effect would be anti-dilutive.

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1997 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1998.

Going Concern

The Company has experienced recurring net losses, has limited liquid resources and negative working capital. Management's intent is to continue searching for additional sources of capital and new operating and investment opportunities. In the interim, the Company will continue operating with minimal overhead and administrative functions will be provided by key employees and consultants, some of whom are compensated primarily in the form of the Company's common stock. Management estimates that the Company will need to utilize its common stock to fund its operations through fiscal year 1998. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

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

                                                      [NRI\10-QSB:123197.QSB]-16

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 (Unaudited)

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

As a result of the sale of the Group V B Shares and the Put, as discussed above, a change in control of Group V occurred and, as of June 13, 1997, Group V is no longer a controlled subsidiary of the Company. As of September 30, 1997, the Company no longer held the Group V B Shares or the Group V D Warrants, however, at December 31, 1997, the Company still maintained approximately 7,800,000 shares of Group V common stock.

In January 1998, the Company received consideration that reduced the principle balances due under the Warrant Note and the Put to $1,080,000 and $720,000, respectively.

                                                      [NRI\10-QSB:123197.QSB]-16

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 (Unaudited)

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

Note 3.       Long-Term Debt

In connection with the opening of Cleopatra Hammamet in December 1997, the Company received advances from an officer of the Company and an unrelated party in the amounts of $780,000 and $289,984, respectively, and bear interest at 10% per annum and $1,000 per month, respectively. Both advances are been classified as long term debt at December 31, 1997.

In December 1997, the Company issued a note in the amount of $500,000 to Monterosso in connection with the purchase of replacement property (see Note 2). The note bears interest at 6% per annum and is due July 1998.

Note 4.       Commitments and Contingencies

Capital Requirements of Cleopatra, Cleopatra Hammamet and Cleopatra's World

At December 31, 1997, Cleopatra had approximately $1,000,000 remaining to be paid as security deposits and advance rent before it could take possession of the Cap Gammarth Casino and the Hammamet Casino. Additionally, there was approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the two casinos.

                                                      [NRI\10-QSB:123197.QSB]-16

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 (Unaudited)

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

Note 5.       Subsequent Events

Group V

In January 1998, the Company received consideration that reduced the principle balances due under the Warrant Note and the Put to $1,080,000 and $720,000, respectively (Note 2).

                                                      [NRI\10-QSB:123197.QSB]-16

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND   RESULTS OF OPERATIONS

(a)      Significant Developments During the Quarter ended December 31, 1997

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

         As a result of the sale of the Group V B Shares and the Put, as discussed above, a change in control of Group V occurred and, as of June 13, 1997, Group V is no longer a controlled subsidiary of the Company. As of September 30, 1997, the Company no longer held the Group V B Shares or the Group V D Warrants, however, at December 31, 1997, the Company still maintained approximately 7,800,000 shares of Group V common stock.

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

         Cleopatra Hammamet

         In September 1997, to finance the remaining expenditures on the Hammamet Casino, the Company and Cleopatra Hammamet Limited, a Tunisian corporation in organization, ("Cleopatra Hammamet") entered into an agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Cleopatra Hammamet, and Cedric further agreed to provide up to $3,800,000 for use by Cleopatra Hammamet in making the first annual lease payments on the Hammamet Casino. In exchange for such capital contribution, the Company and Cleopatra agreed to a capital restructuring of Cleopatra Hammamet

                                                      [NRI\10-QSB:123197.QSB]-16
which resulted in the Company holding a direct 70% interest in Cleopatra Hammamet, with 70% of this interest pledged to Cedric with the agreement that Cedric will return such interest when the Company reimburses Cedric for all funds advanced prior to the first anniversary date of such agreement (on an all or nothing basis) plus interest at the rate of 15% per annum. Construction on the Hammamet Casino was completed and the facility was equipped and opened December 6, 1997. In the event the Company is unable or elects not to reimburse Cedric for its capital contribution to Cleopatra Hammamet, the Company's equity interest in Cleopatra Hammamet will be permanently reduced to 21%.

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

(c)       Liquidity and Capital Resources

         A comparison of working capital, cash and cash equivalents and current ratios are reflected in the following table:


                                  December 31,        June 30,
                                      1997              1997
                                  ------------       -----------
                                  (unaudited)         (audited)

Working Capital (Deficit)           $1,399,317        $1,027,674
Cash and Cash Equivalents           $1,132,039        $  576,734
Current Ratio                             1.30              1.35

         The most significant effects on working capital and its components during the three months ended December 31, 1997 were the Company's financing arrangements with Cedric, providing approximately $4 million in working capital, the reorganization and restructuring of Cleopatra Hammamet and the continued accrual of legal and professional advisory fees.

         The Company's current plan for growth is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions in its three business segments. Additionally, the Company anticipates receiving a distribution of net operating revenues from its proposed international casino gaming and hotel management activities; the two Tunisian casinos were subject to obtaining financing, but were scheduled to be completed and opened during the fiscal year ended June 30, 1998 ("fiscal 1998"). On December 6, 1997, one of two casinos commenced operations, however, there are no assurances that the opened casino will be able to generate positive cash flows or that the second casino will open. As of

                                                      [NRI\10-QSB:123197.QSB]-16

December 31, 1997, the Company's operations were derived from its food manufacturing, new gaming operations and hotel management subsidiaries and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event the Company or its subsidiaries may be forced to sell the projects or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries or to continue to sustain itself.

(d)      Capital Expenditures

         General

         The Company has no commitments for material capital expenditures, but the Company's subsidiaries are seeking financing commitments to complete their various projects, as follows:

         Capital Requirements

         At December 31, 1997, Cleopatra had approximately $1,000,000 remaining to be paid as security deposits and advance rent before it could take possession of the Cap Gammarth Casino. Additionally, there was approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the two casinos.

         The Company financed the completion and opening of the Hammamet Casino through the financing agreement with Cedric. To finance the remaining expenditures on the Cap Gammarth Casino, the Company is negotiating possible joint ventures between NuOI and foreign investment groups, and attempting early collections of its receivables.

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

         As to any future projects undertaken by the Company, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land, acquisition of leasehold investments and contract rights, and construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred. The Company's financing requirements depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations and the availability of other financing arrangements including selling equity securities and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to

                                                      [NRI\10-QSB:123197.QSB]-16
operate gaming or permits to conduct hotel operations in other jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

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

(e)      Cash Flows

         Cash used by operating activities was $1,096,295 for the six months ended December 31, 1997 as compared to $2,752,185 cash provided by operating activities for the comparable period last year. The change is primarily attributable to the collection of $3.9 million due from an affiliate during the six months ended December 31, 1996. There was no similar receipt of cash during the current period.

         Cash provided by investing activities was $665,353 for the six months ended December 31, 1997 as compared to $124,117 for the comparable period last year. The change is primarily attributable to an increase in sales of investments during the current period.

         Cash provided by financing activities was $968,247 for the six months ended December 31, 1997 as compared to $2,840,046 used by financing activities for the comparable period last year. The change is primarily attributable to the payment of $3 million in principal on certain of the Company's long term debt during the same period last year, offset by $1 million of new debt issued during the current period.

(f)      Results of Operations

         Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

         The Company's total food sales for the three months ended December 31, 1997 were $177,455 as compared to $360,775, for the comparable period last year, resulting in an decrease of $183,320 or 51%. The change is primarily attributable to unrenewed and expired co-packing agreements.

         The Company's total cost of food sales for the three months ended December 31, 1997 were $67,099 as compared to $211,290 for the comparable period last year, resulting in an decrease of $144,191 or 68%. The decrease in total cost of food sales is again, primarily attributable to unrenewed and expired co-packing agreements.

         The Company's total gaming revenues for the three months ended December 31, 1997 were $20,065 as compared to none for the comparable period last year. The gaming revenues are attributable to the opening of the Cleopatra Hammamet casino. Since the casino opened December 7, 1997, there were no gaming revenues earned during the same period last year.

         The Company's total legal and professional fees, and general and administrative expenses were $281,298 and $1,541,399, respectively, for the three months ended December 31, 1997, as compared to $587,305 and $187,501, respectively for the comparable period last year. The change in legal and professional fees is primarily attributable to a decrease in professional

                                                      [NRI\10-QSB:123197.QSB]-16
services provided by consultants under professional advisory and management agreements over the same period last year. Additionally, an increase in general and administrative expenses resulted from the opening of the Cleopatra Hammamet casino

         As a result of the NPC acquisition by Group V, the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to Group V's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 was immediately written off due to the uncertainty of realizing any future benefit from this asset. Group V was sold during June 1997, and is no longer consolidated with the Company, as such, there was no such write off during this year.

         The Company's total operating loss for the three months ended December 31, 1997 was $1,375,473 as compared to $3,975,784 for the same period last year. The decrease of approximately $2.6 million is primarily attributable to the write of goodwill from the Group V and NPC acquisition, discussed above, and opening of the Cleopatra Hammamet casino.

         The Company's total other expense for the current period was $41,563 as compared to $313,801 for the same period last year. The change is primarily attributable to a decrease in losses from equity investment in Cleopatra World in the amount of $235,099.

         Six Months Ended December 31, 1997 Compared to Six Months Ended December 31, 1996

         The Company's total food sales for the six months ended December 31, 1997 were $428,504 as compared to $712,146, for the comparable period last year, resulting in an decrease of $283,642 or 40%. The decrease is primarily attributable to unrenewed and expired co-packing agreements.

         The Company's total cost of food sales for the six months ended December 31, 1997 was $243,955 as compared to $480,866 for the comparable period last year, resulting in an decrease of $236,911 or 49%. The decrease in total cost of food sales is again, primarily attributable to unrenewed and expired co-packing agreements.

         The Company's total gaming revenues for the six months ended December 31, 1997 were $20,065 as compared to none for the comparable period last year. The gaming revenues are attributable to the opening of the Cleopatra Hammamet casino. Since the casino opened December 7, 1997, there were no gaming revenues earned during the same period last year.

         The  loss  on  sale  of   investment  in  the  amount  of  $367,730  is
attributable to the sale of 497,157 common shares of Group V during the six months ended December 31, 1997. There were no such sales during the comparable period this year.

         The Company's total legal and professional fees, and general and administrative expenses were $642,150 and $1,885,845, respectively, for the six months ended December 31, 1997, as compared to $1,167,447 and $498,047, respectively, for the comparable period last year. The change in legal and professional fees is primarily attributable to a decrease in professional services provided by consultants under professional advisory and management agreements over the same period last year. Additionally, an increase in general and administrative expenses resulted from the opening of the Cleopatra Hammamet casino.

                                                      [NRI\10-QSB:123197.QSB]-16

         As a result of the NPC acquisition, the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to Group V's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 was immediately written off due to the uncertainty of realizing any future benefit from this asset. Group V was sold during June 1997, and is no longer consolidated with the Company, as such, there was no such write off during the comparable period this year.

         The Company's total operating loss for the six months ended December 31, 1997 was $2,032,706 as compared to $5,180,719 for the comparable period last year. The decrease of approximately $3.1 million is primarily attributable to the write of goodwill from the Group V and NPC acquisition, discussed above, and opening of the Cleopatra Hammamet casino.

         The Company's total other income for the current period was $174,512, as compared to other expense of $333,972 for the same period last year. The change is primarily attributable to income from equity investments in Cleopatra World the amount of $172,131.

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

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission Of Matters To A Vote Of Security Holders

         The Company did not submit any matters to a vote of security holders during fiscal 1997 or 1996. In January 1998, the Company held a Special Meeting of Shareholders, at which meeting the following actions were taken by its shareholders:

         (i)      Jon L. Lawver was elected to serve as a director.

         (ii) The Company was re-incorporated in the state of Nevada pursuant to a statutory merger with NuOasis Resorts Inc., effectively changing the Company's name to "NuOasis Resorts Inc."

Item 5.       Other Information

              None

                                                      [NRI\10-QSB:123197.QSB]-16

Item 6.       Exhibits And Reports On Form 8-K

         (a)      Exhibits:

                  Exhibit Number                Description of Exhibit
                  --------------                -----------------------

                  27                            Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                                      [NRI\10-QSB:123197.QSB]-16

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NuOASIS RESORTS INC.

Dated:   April 2, 1998                  By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke,
                                                  President and Director,
                                                  NuOasis Resorts Inc.

Dated:   April 2, 1998                  By:  /s/  Jon L. Lawver
                                                  -----------------------------
                                                  Jon L. Lawver,
                                                  Director, NuOasis Resorts Inc.

                                                      [NRI\10-QSB:123197.QSB]-16