Form 10QSB
period 1998-03-31
NUOASIS RESORTS INC
filed 1998-07-13
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998                    Commission File No. 0-18377

                              NuOASIS RESORTS INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                    (I.R.S. Employer Identification Number)
                                   84-1126818

            4695 MacArthur Court, Suite 530, Newport Beach, CA 92660 (Address of
               principal executive offices) (Zip Code)

                                 (949) 833-5381
              (Registrant's telephone number, including area code)

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

     Common Stock $.01 par; 65,930,300 shares as of May 31, 1998.

                                                         [NRI\10Q\033198.QSB]-10

                              NuOASIS RESORTS INC.
                                     INDEX

                                                                            Page

                                     PART I

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheet as of
                    March 31, 1998 (unaudited) ............................1

               Consolidated Condensed Statements of Operations for the
                    Three and Nine Months Ended March 31, 1998
                    and 1997 (unaudited) ..................................3

              Consolidated Condensed Statements of Cash Flows for the
                    Nine Months Ended March 31, 1998 and 1997 (unaudited)..4

              Notes to Consolidated Condensed Financial Statements ........6


Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................10

                                     PART II

Item 1.        Legal Proceedings...........................................15

Item 2.        Changes In Securities.......................................15

Item 3.        Defaults Upon Senior Securities.............................15

Item 4.        Submission Of Matters To A Vote Of Security Holders.........15

Item 5.        Other Information...........................................15

Item 6.        Exhibits And Reports On Form 8-K............................15

               Signatures..................................................16

                                                         [NRI\10Q\033198.QSB]-10


                              NuOASIS RESORTS INC.
                      Consolidated Condensed Balance Sheets
                        As of March 31, 1998 (Unaudited)

ASSETS                                                                                   March 31,
                                                                                           1998
                                                                                        (Unaudited)
-------------------------------------------------------------------------------   ----------------------

Current assets:
 Cash and cash equivalents                                                        $            1,729,902
 Accounts receivable, net                                                                        341,483
 Due from affiliates                                                                           2,069,703
 Inventory                                                                                        33,920
 Other current assets                                                                            255,219
     Total current assets                                                                      4,430,227
Property and equipment
 Food manufacturing equipment                                                                  1,068,935
 Gaming equipment                                                                              1,305,519
 Other                                                                                           144,310
 Accumulated depreciation and amortization                                                    (1,065,884)
     Total property and equipment                                                              1,452,880
Other assets:
 Equity investments                                                                            5,354,816
 Security deposits                                                                             1,512,782
 Intangible assets, net                                                                        2,179,578
     Total other assets                                                                        9,047,176
TOTAL ASSETS                                                                      $           14,930,283


   See accompanying notes to these consolidated condensed financial statements

                                                         [NRI\10Q\033198.QSB]-10


                              NuOASIS RESORTS INC.
                      Consolidated Condensed Balance Sheets
                        As of March 31, 1998 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                           March 31,
                                                                                             1998
                                                                                          (Unaudited)
----------------------------------------------------------------------------------   --------------------

Current liabilities:
  Accounts payable, trade                                                            $           401,343
  Accrued expenses                                                                             1,209,612
  Due to affiliates                                                                              847,097
  Current maturities of long-term debt                                                           349,815
     Total current liabilities 2,807,867 Long term liabilities:
  Long-term debt                                                                               1,523,018
     Total long term liabilities                                                               1,523,018

     Total liabilities                                                                         4,330,885
Commitments and contingencies
Minority interest                                                                              3,720,433
Stockholders' equity
 Preferred stock, $.01 par value;  25,000,000 shares authorized;
     24,000,000 Series D shares issued and outstanding                                           240,000
 Common stock, $.01 par value;  75,000,000 shares authorized;
     65,914,300 shares issued  and outstanding                                                   659,143
 Additional paid-in-capital                                                                   53,151,512
 Accumulated deficit                                                                         (37,229,265)
 Cost of treasury shares                                                                      (9,942,425)
     Total stockholders' equity                                                                6,878,965
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                             $        14,930,283


   See accompanying notes to these consolidated condensed financial statements

                                                         [NRI\10Q\033198.QSB]-10


                              NuOASIS RESORTS INC.
                 Consolidated Condensed Statements of Operations
                         for Three and Nine Months Ended
                       March 31, 1998 and 1997 (Unaudited)

                                                     Three Months Ended                             Nine Months Ended
                                                          March 31,                                     March 31,
                                            ----------------------------------------      ----------------------------------------
                                                   1998                  1997                    1998                  1997
                                                (Unaudited)           (Unaudited)             (Unaudited)           (Unaudited)
------------------------------------------  -------------------   ------------------      ------------------    ------------------

Gaming revenue                              $          182,776    $               -       $         202,841     $               -
Food sales revenue                                     166,586              348,591                 595,090             1,060,737
     Total revenue                                     349,362              348,591                 797,931             1,060,737
Cost of food sales                                      96,139              197,594                 342,116               678,460
     Total cost of sales                                96,139              197,594                 342,116               678,460
Gross profit                                           253,223              150,997                 455,815               382,277
   Depreciation and amortization                       275,279               37,781                 405,968                98,449
   Legal and professional fees                         350,192              472,909                 992,342             1,640,356
   Loss on sale of assets                                    -               89,213                       -               456,943
   Write down of goodwill                                    -                    -                       -             3,318,107
   Selling, general and administrative
    expenses                                         1,747,064              563,497               3,632,909             1,061,544
   Minority interest                                  (392,381)                   -                (815,767)                    -
Operating income (loss)                             (1,726,931)          (1,012,403)             (3,759,637)           (6,193,122)
Other income (expense):
   Equity in income (losses) in affiliates             223,098             (457,974)                395,229              (744,040)
   Interest expense                                    (87,485)             (74,026)                (85,104)             (121,932)
      Total other income (expense)                     135,613             (532,000)                310,125              (865,972)
Net income (loss) before income tax
  provision                                         (1,591,318)          (1,544,403)             (3,449,512)           (7,059,094)
Income tax benefit (provision)                               -                    -                       -                     -
Net income (loss)                           $       (1,591,318)   $      (1,544,403)      $      (3,449,512)    $      (7,059,094)
Net income (loss) per common share:         $             (.03)   $            (.03)      $            (.07)    $            (.15)
Weighted average number of common
  shares outstanding used to compute
  net income (loss) per common share:               50,754,633           48,453,745              49,478,411            46,199,447


   See accompanying notes to these consolidated condensed financial statements

                                                         [NRI\10Q\033198.QSB]-10


                              NuOASIS RESORTS INC.
                 Consolidated Condensed Statements of Cash Flows
                            for the Nine Months Ended
                       March 31, 1998 and 1997 (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  March  31,
                                                                             -----------------------------------------------------
                                                                                       1998                       1997
                                                                                    (Unaudited)                (Unaudited)
                                                                             -------------------------- --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $             (3,449,512)  $             (7,059,094)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                                              405,968                     98,449
   Effect of services exchanged for stock                                                     500,468                    323,766
   Effect of exercise of options                                                                    -                      5,300
   Loss on sale of assets                                                                           -                    456,943
   Write off of goodwill                                                                            -                  3,318,107
   Minority interest                                                                         (815,756)                         -
   Equity in losses in affiliates                                                            (395,229)                   744,040
 Increases (decreases) in changes in assets and liabilities:
   Accounts receivable and due from affiliate                                               4,106,961                  3,875,096
   Inventory                                                                                    1,253                     19,886
   Other assets                                                                              (255,219)                    (8,253)
   Security deposits                                                                          461,797                          -
   Accounts payable                                                                        (2,547,220)                    12,817
   Accrued expenses                                                                         1,144,058                   (188,169)
   Due to affiliates                                                                       (1,314,885)                   822,331

Net cash provided (used) by operating activities                                           (2,157,316)                 2,421,219
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of leasehold improvements and equipment                                             (52,864)                         -
 Proceeds from sale of assets                                                               1,882,214                    524,111
Net cash provided (used) by investing activities                                            1,829,350                    524,111
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from issuance of debt                                                   2,031,134                    100,000
  Proceeds received from repayment of shareholder notes receivable                                  -                    198,758
  Principal payments on notes payable                                                        (550,000)                (3,188,686)
Net cash (used) provided by financing activities                                            1,481,134                 (2,889,928)
Net increase (decrease) in cash                                                             1,153,168                     55,402
Cash and cash equivalents, beginning of period                                                576,734                     50,436
Cash and cash equivalents, end of period                                     $              1,729,902   $                105,838


   See accompanying notes to these consolidated condensed financial statements

                                                         [NRI\10Q\033198.QSB]-10


                              NuOASIS RESORTS INC.
                 Consolidated Condensed Statements of Cash Flows
                            for the Nine Months Ended
                 March 31, 1998 and 1997 (Unaudited) (Continued)

                                                                                                   Nine Months Ended
                                                                                                       March 31,
                                                                                            1998                     1997
                                                                                         (Unaudited)              (Unaudited)
                                                                                   -------------------------  --------------------


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid for:
       Interest                                                                    $               28,111   $            34,336
       Income taxes                                                                $                    -   $                 -
   Non-cash investing and financing activities:
       Purchase of Peony Garden (Note 3) for note payable                          $                    -   $                 -
       Exercise of option for reduction of debt                                    $                    -   $            29,200
       Purchase of NPC (Note 2) for notes payable                                  $                    -   $         1,200,000
       Purchase of NPC (Note 2) for accrued liability                              $                    -   $           125,000

   Effects of the consolidation of Cleopatra Hammamet
       Cash                                                                        $              563,648   $                 -
       Account receivable                                                          $            4,133,044   $                 -
       Gaming equipment                                                            $            1,260,331   $                 -
       Security deposits                                                           $            1,975,134   $                 -
       Accounts payables                                                           $            1,429,104   $                 -
       Stockholders' equity                                                        $            6,485,193   $                 -


  See accompanying notes to these consolidated condensed financial statements

                                                         [NRI\10Q\033198.QSB]-10

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)

Note 1.       General

Description of Business

NuOasis Resorts, Inc., formerly, Nona Morelli's II, Inc. ("Resorts" or the "Company"), was incorporated in Colorado on February 6, 1989, became public in 1990, and was reincorporated in Nevada in January 1998. Through subsidiaries the Company (a) develops, owns, leases, manages and operates hotels, gaming casinos and related operations (b) manufactures and distributes specialty food products, and (c) invests in and develops real estate interests. As an ancillary operation to its hotel and gaming operations the Company provides entertainment services and is a purveyor of food and beverages.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited consolidated condensed financial statements include the consolidated condensed balance sheet as of March 31, 1998, and the related consolidated condensed statements of operations and cash flows of the Company and its subsidiaries for the three and nine months ended March 31, 1998 and 1997. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-KSB for its fiscal year ended June 30, 1997 ("Fiscal 97"). The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation and Management Estimates

The unaudited condensed consolidated financial statements, and references therein to the Company, include the accounts of the Company and its subsidiaries: NuOasis Properties Inc. ("NuOasis Properties"), Fantastic Foods International Inc. ("Fantastic Foods"), ACI Asset Management Inc. ("ACI"), Casino Management of America, Inc. ("CMA"), NuOasis Laughlin, Inc. ("NuOasis Laughlin"), NuOasis Las Vegas Inc. ("NuOasis Las Vegas") and NuOasis International Inc. ("NuOasis International") and its subsidiaries, Cleopatra Palace Limited ("Cleopatra"), Cleopatra Gammarth Limited ("Cleopatra Gammarth"), Cleopatra Hammamet Limited ("Cleopatra Hammamet"), and Cleopatra's World Inc. ("Cleopatra's World") . All material inter-company accounts and transactions have been eliminated in consolidation.

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

                                                         [NRI\10Q\033198.QSB]-10

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)

Reclassification of Prior Year Amounts

To enhance comparability, the Fiscal 1997 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in this current fiscal year ending June 30, 1998 ("Fiscal 1998").

Going Concern

The Company has experienced recurring net losses and has limited liquid resources. Management's intent is to continue searching for additional sources of capital and new operating opportunities. The Company intends to continue operating with minimal overhead through Fiscal 98, with key administrative functions to be provided by consultants who are compensated primarily in the form of the Company's common stock. Management estimates that the Company will need to utilize its common stock to fund its operations through fiscal year 1998. Accordingly, the accompanying unaudited consolidated condensed financial statements have been presented under the assumption the Company will continue as a going concern.

Note 2.       Significant Events During The Quarter Ended March 31, 1998

In January 1998, the Company received consideration that reduced the principle balance due under a note due (the "Monterosso Note") and Put/Option Agreement (the "Put") with the President of Group V Corporation ("GRPV"), formerly a controlled subsidiary.

Also, in January 1998, the Company effected its reincorporation in the State of Nevada and, simultaneously, changed its name from Nona Morelli's II Inc. to NuOasis Resorts Inc.

Note 3.       Long-Term Debt

In connection with the opening of the "Casino Cleopatra Hammamet" in December 1997, NuOasis International received loans from the President of the Company and an unrelated party in the amounts of $780,000 and $289,984, respectively, which were evidenced by notes bearing interest at 10% per annum and $1,000 per month, respectively. Both advances have a principal balance of $113,111 and zero, respectively, and have been classified as long term debt at March 31, 1998 and is eliminated as an inter-company transaction in consolidation.

In December 1997, NuOasis International issued a note in the amount of $500,000 (the "GRPV Note") in connection with the purchase of Replacement Property (see
Note 2). The subject note bears interest at 6% per annum, is due July 1998 and has a principal balance of $500,000 at March 31, 1998. In January 1998 Resorts acquired the GRPV Note as part of a three party exchange and is eliminated as an inter-company transaction in consolidation.

                                                         [NRI\10Q\033198.QSB]-10

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)

Note 4.       Commitments and Contingencies

Capital Requirements of Cleopatra, Cleopatra Hammamet and Cleopatra's World

At March 31, 1998, Cleopatra had approximately $1,000,000 remaining to be paid as security deposits and advance rent before it could take possession of the Casino Cleopatra Cap Gammarth. Additionally, there was approximately $2,500,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs before the casino could open for business.

To finance the remaining expenditures on the Casino Cleopatra Cap Gammarth, the Company is negotiating possible joint ventures with foreign investment groups and attempting early collections of its receivables. The Casino Cleopatra Cap Gammarth is expected to be completed in June 1998.

During Fiscal 1997, Cleopatra's World made a partial payment under its Hotel Lease Agreement related to the Le Palace Hotel (the "Hotel Lease") and the Cleopatra Palace Resort at Cap Gammarth (the "Gammarth Resort"). In Fiscal 1997 Cleopatra's World filed a request for arbitration in its dispute with the developer of the Cap Gammarth Resort claiming that the developer had breached the terms of the Lease by not completing for occupancy, on a timely basis, the hotel, the shopping arcade, the health club or the beach club comprising the Resort in accordance with the terms of the Lease, causing Cleopatra's World significant loss of revenue and profits. In Fiscal 1998 the matter was removed from the arbitration calendar by mutual agreement between the parties. However, the dispute was not resolved and, subsequent to the close of the quarter ended March 31, 1998, Cleopatra's World re-filed its request for arbitration with a claim for US$15 Million in lost profits and damages. The date for arbitration has not yet been set.

As to any future projects undertaken by the Company, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land; acquisition of leasehold investments and contract rights; and, construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred. The Company's financing requirements would depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations and the availability of other financing arrangements, agreements, selling equity securities, and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming activities or permits to conduct hotel operations in other jurisdictions it should be able to raise sufficient capital to pursue its strategic plan.

If for any reason, Cleopatra, Cleopatra's World or NuOasis International are unable to borrow or otherwise meet their commitments under the Hotel Lease or current agreements to provide the furniture, fixtures, equipment and working capital to open the Casino Cleopatra Cap Gammarth, or to finance the marketing and operation of the Gammarth Resort in its presently unfinished condition (as a result of a series of defaults by the developer/lessor), the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of the respective interests, or lose the respective rights to the projects and properties entirely.

                                                         [NRI\10Q\033198.QSB]-10

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)

Note 5.       Subsequent Events

During the fourth quarter of Fiscal 1998, the Company entered into agreements with its subsidiaries - Cleopatra's World, Cleopatra Palace and NuOasis International - to reposition its international gaming and hotel management activities along the lines of its two themes - "Cleopatra" and "NuOasis".

In April 1998, Cleopatra Palace transferred certain of its interests to Cleopatra's World for $13 million in promissory notes. In May 1998, pursuant to an agreement with Cleopatra Palace, the Company agreed to accept the transfer of the account receivable due to Cleopatra Palace from Cleopatra Hammamet Limited ("Cleopatra Hammamet") in the principle amount of $1,217,062 and securities owned by Cleopatra Palace in full satisfaction of the $1,501,722 owed to the Company by Cleopatra Palace. In June 1998, pursuant to an agreement with Cleopatra's World, the Company agreed to provide additional working capital in consideration for an increase in its equity in Cleopatra's World to 60% from 50% and the Company assigned to Cleopatra's World the Monterosso Note, the Put and ten (10) negotiable Promissory Notes, each in the principal amount of $1,000,000.

In connection with the Company's agreement with Cleopatra's World, pursuant to an agreement with NuOasis International, the Company assigned to NuOasis International its interest in the Cleopatra Hammamet receivable and NuOasis/GRPV
Note in exchange for NuOasis International providing Cleopatra's World with 2,000,000 shares of the Company's stock.

As a result of these transactions the interests in the Tunisian entities and Cleopatra's World are owned directly by Resorts, and NuOasis International's sole asset consists of its 'NuOasis Resort & Casino' theme and its development stage investments in certain Caribbean projects yet to be acquired.

Also, in June 1998, the Company adopted resolutions to make a distribution of its equity interest ("Spinoff"), in certain subsidiaries, including Fantastic Foods, NuOasis Properties, CMA, ACI, NuOasis Laughlin, and NuOasis Las Vegas. The Company entered into a Distribution Agreement and prepared a Form 10-SB Registration Statement on each of the subsidiaries in the Spinoff which will be filed with the Securities and Exchange Commission at some time following the close of fiscal 1998. In regard to the Spinoffs, the Company is currently seeking potential underwriters and market makers to secure market makers for the shares of each of the subsidiaries and underwriters to effect a private placement of the shares of each such subsidiary to raise working capital for each entity following the Spinoffs.

On June 14,1998, together with the holder of the Company's Series D Convertible Preferred Stock, the Company agreed to extend for two (2) years the expiration of the rights of the Series D Preferred holders(s) right to convert such preferred stock into shares of the Company's common stock.

                                                         [NRI\10Q\033198.QSB]-10

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)      Significant Developments During the Quarter Ended March 31, 1998

         Group V Corporation

In January 1998, the Company received consideration that reduced the principle balance due under the Monterosso Note and the Put to $1,080,000 and $720,000, respectively, at March 31, 1998.

(b)      Going Concern

         The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching  for  additional  sources  of  capital  and,  in the  case of  NuOasis
International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1998. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

(c)      Liquidity and Capital Resources

         Working capital, cash and cash equivalents and current ratios are reflected in the following table:

                                           March 31,              June 30,
                                             1998                   1997
                                          (unaudited)             (audited)
                                    ----------------------  -------------------
Working Capital                     $            1,622,360  $       1,027,674
Cash and Cash Equivalents           $            1,729,902  $         576,734
Current Ratio                                         1.58               1.35

(d)      Capital Expenditures

     General

     Resorts has no commitments for material capital expenditures, but its subsidiaries are seeking financing commitments to complete their various projects, as follows:

                                                         [NRI\10Q\033198.QSB]-10

     Capital Requirements

     At March 31, 1998, NuOasis International had approximately $1,000,000 remaining to be paid as security deposits and advance rent before it could take possession of the Casino Cleopatra Cap Gammarth. Additionally, there was approximately $2,500,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs to open the casino.

     To finance the remaining expenditures on the Cap Gammarth Casino, the Company is negotiating possible joint ventures between NuOasis International and foreign investment groups, and attempting early collections of its receivables.

     During Fiscal 1997, Cleopatra's World made a partial payment on the Hotel Lease related to the Le Palace Hotel and the Cap Gammarth Resort. In Fiscal 1997 Cleopatra's World filed a request for arbitration in its dispute with the developer of the Cap Gammarth Resort claiming that the developer had breached the terms of the Lease by not completing for occupancy, on a timely basis, the hotel, the shopping arcade, the health club or the beach club comprising the Cap Gammarth Resort in accordance with the terms of the Lease, causing Cleopatra's World significant loss of revenue and profits. In Fiscal 1998 the matter was removed from the arbitration calendar by mutual agreement between the parties, and, subsequent to March 31, 1998, Cleopatra's World re-filed its claim for US$15 Million in lost profits and damages. The dispute has not yet been resolved.

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

     If for any reason, Cleopatra, Cleopatra's World or NuOasis International are unable to borrow or otherwise meet their commitments under the Hotel Lease or current agreements to provide the furniture, fixtures, equipment and working capital to open the Casino Cleopatra Cap Gammarth, or to finance the marketing and operation of the Cap Gammarth Resort in its presently unfinished condition (as a result of a series of defaults by the developer/lessor), the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of the respective interests, or lose the respective rights to the projects and properties entirely.

(e)      Cash Flows

     Cash used by operating activities was $2,157,316 for the nine months ended March 31, 1998 as compared to $2,421,219 cash provided by operating activities for the comparable period last year. The change is primarily attributable to the write off of goodwill (described below) of $3.3 million during the corresponding period last year. There was no similar write off during the current period. Also, the consolidation of Cleopatra Hammamet caused additional usage of cash during the current period.

                                                         [NRI\10Q\033198.QSB]-10

     Cash provided by investing activities was $1,829,350 for the nine months ended March 31, 1998 as compared to $524,111 for the comparable period last year. The change is primarily attributable to the conversion of its marketable equity securities into cash during the current period.

     Cash provided by financing activities was $1,481,134 for the nine months ended March 31, 1998 as compared to $2,889,928 used by financing activities for the comparable period last year. The change is primarily attributable to the Company's newly operational Hammamet Casino issuing additional debt in the approximate amount of $1.2 million for its working capital purposes and, the Company making lower principal payments of approximately $2.6 million during the current period over the same time last year.

(f)      Results of Operations

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         The Company's total food sales for the three months ended March 31, 1998 were $166,586 as compared to $348,591 for the comparable period last year, resulting in a decrease of $182,005. The change is primarily attributable to unrenewed and expired co-packing agreements.

         The Company's total cost of food sales for the three months ended March 31, 1998 were $96,139 as compared to $197,594 for the comparable period last year, resulting in a decrease of $101,455. The change in total cost of food sales is primarily attributable to the lower volume experienced during the current quarter. Relative total cost of sales remained approximately the same from period to period.

         The Company's total gaming revenues for the three months ended March 31, 1998 were $182,776 as compared to none for the comparable period last year. The increase is attributable to the operations of the new Hammamet Casino. Since the Casino opened December 7, 1997, there were no gaming revenues earned during the same period last year.

         The Company's total legal and professional fees, and selling, general and administrative expenses were $350,192 and $1,747,064, respectively, for the three months ended March 31, 1998, as compared to $472,909 and $563,497, respectively, for the comparable period last year. The decrease in legal and professional fees is primarily attributable to fewer professional services provided by consultants under professional advisory and management agreements over the same period last year. The increase in selling, general and administrative expenses is primarily attributable to operations of the new Hammamet Casino.

         The Company's total operating loss for the three months ended March 31, 1998 was $1,726,931 as compared to an operating loss of $1,012,403 for the comparable period last year. The increase of approximately $700,000 is primarily attributable to the operations of the new Hammamet Casino which caused selling, general and administrative expenses to increase.

         The Company's total other income for the current period was $135,613, as compared to $532,000 of other expenses for the same period last year. The improvement is primarily attributable to income from equity investments, namely Cleopatra's World Inc., in the amount of $223,098 as opposed to losses from equity investments of $387,882 during the same period last year. Selected financial information for Cleopatra's World Inc. is as follows:

                                                         [NRI\10Q\033198.QSB]-10

                             CLEOPATRA'S WORLD INC.
                   Selected Financial Information (unaudited)

                                             For the Three Months Ended
                                                      31 March,
                                     ----------------------------------------
                                           1998                  1997
                                     ------------------   -------------------
Revenues                             $        1,800,074   $         739,927
Cost of operations                   $        1,353,878   $       1,515,692
Net profit (loss)                    $          446,196            (775,765)

         Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997

         The Company's total food sales for the nine months ended March 31, 1998 were $595,090 as compared to $1,060,737, for the comparable period last year, resulting in a decrease of $465,647. The decrease is primarily attributable to unrenewed and expired co-packing agreements.

         The Company's total cost of food sales for the nine months ended March 31, 1998 was $342,116 as compared to $678,460 for the comparable period last year, resulting in a decrease of $336,344. The decrease in total cost of food sales is again, primarily attributable to the lower volume experienced during the current period. The change in sales mix caused a slight improvement of 7% in relative total cost of sales.

         The Company's total gaming revenues for the nine months ended March 31, 1998 were $202,841 as compared to none for the comparable period last year. The increase is attributable to the operations of the new Hammamet Casino. Since the Casino opened December 7, 1997, there were no gaming revenues earned during the same period last year.

         The Company's total legal and professional fees, and selling, general and administrative expenses were $992,342 and $3,632,909, respectively, for the nine months ended March 31, 1998, as compared to $1,640,356 and $1,061,544, respectively, for the comparable period last year. The change in legal and professional fees is primarily attributable to fewer professional services provided by consultants under professional advisory and management agreements over the same period last year whereas the increase in selling, general and administrative expenses is primarily attributable to the operations of the new Hammamet Casino.

         As a result of the acquisition of NPC, during Fiscal 1997, by Group V (the Company's former controlled subsidiary), the excess of the purchase price over the fair market value of the net assets acquired was approximately $3,318,107 and was assumed to be allocated to goodwill. Due to Group V's and NPC's historical negative cash flows from operations and working capital deficit, the goodwill of $3,318,107 was immediately written off due to the uncertainty of realizing any future benefit from this asset ad included in the Company's Statement of Operations. There was no such write off during the current period this year.

                                                         [NRI\10Q\033198.QSB]-10

         The Company's total operating loss for the nine months ended March 31, 1998 was $3,759,637 as compared to an operating loss of $6,193,122 for the comparable period last year. The decrease of approximately $2.4 million is primarily attributable to the operations of the new Hammamet Casino discussed above and the write off of goodwill incurred during the same period last year, whereas there was no such write off during the current period this year.

         The Company's total other income for the current period was $310,125, as compared to $865,972 of other expenses for the same period last year. The improvement is primarily attributable to income from equity investments, namely Cleopatra's World Inc., in the amount of $395,229 as compared to losses from equity investments of $503,646 during the same period last year. Selected financial information for Cleopatra's World Inc. is as follows:

                             CLEOPATRA'S WORLD INC.
                   Selected Financial Information (unaudited)

                                              For the Nine Months Ended
                                                      31 March,
                                    ----------------------------------------
                                              1998                 1997
                                    ------------------   -------------------
Revenues                            $        4,618,455   $        1,352,608
Cost of operations                  $        3,827,997   $        2,359,900
Net profit (loss)                   $          790,458   $       (1,007,292)

                                                         [NRI\10Q\033198.QSB]-10

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

                                                         [NRI\10Q\033198.QSB]-10

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NuOASIS RESORTS INC.

Dated:   July 3, 1998                   By:  /s/  Fred G. Luke
                                           ------------------------------------
                                                  Fred G. Luke,
                                                  Chief Executive Officer and
                                                  Director NuOasis Resorts Inc.

Dated:   July 3, 1998                   By:  /s/  Jon L. Lawver
                                             ----------------------------------
                                                  Jon L. Lawver, President and
                                                  Principal Accounting Person
                                                  Fantastic Foods International,
                                                  Inc.

                                                         [NRI\10Q\033198.QSB]-10