Form 10KSB
period 1998-06-30
NUOASIS RESORTS INC
filed 2000-07-18
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 1998         Commission file number   0-18377

                              NuOASIS RESORTS, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                    84-1126818
     (State of other jurisdiction                 (I.R.S. Employer  I.D. No.)
  of incorporation or organization)

 4695 MacArthur Court, Suite 530, Newport Beach, California         92660
          (Address of Principal Executive Offices)                (Zip Code)

               Registrant's telephone number, including area code:
                                 (949) 833-5381
                                  ____________
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

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

     The Registrant's revenues for the fiscal year ended June 30, 1998 were $6,071,011.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 31, 2000 was approximately $4.0 million.

             Class                                Outstanding at May 31, 2000
  Common Stock, $.01 par value                          66,914,300 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page


Item 1.  Description of Business............................................  1

Item 2.  Description of Property............................................ 15

Item 3.  Legal Proceedings.................................................. 16

Item 4.  Submission of Matters to a Vote of Security-Holders................ 17

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........... 18

Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 19

Item 7.  Financial Statements............................................... 27

Item 8.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................ 27

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 28

Item 10. Executive Compensation............................................. 30

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 32

Item 12. Certain Relationships and Related Transactions..................... 34

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K................................... 34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      General

     NuOasis Resorts, Inc. (the "Company" or "Resorts") was incorporated in Colorado on February 6, 1989 and became public in 1990. Through subsidiaries the Company invests in, acquires, develops, leases, manages and operates hotels, legalized gaming casinos, and related operations. The Company also manufactures and distributes specialty food products, and provides food and ancillary services in connection with its hotel and gaming operations.

(b)      Business Development

     The Company was originally organized to succeed the business of the Nona Morelli Limited Partnership which manufactured and marketed specialty Italian food products, and operated a restaurant in Florence, Colorado from 1986 through 1989.

     Prior to December 1992, the business of the Company consisted solely of the manufacturing, marketing and sale of Italian food products. During its fiscal year ended June 30, 1993 ("fiscal 1993"), as a result of a number of acquisitions and investments in the areas of food, legalized gaming and real estate, the Company was restructured to operate as a holding company.

     In fiscal 1993, the Company adopted the strategy to grow its various business segments through acquisitions made by industry-specific subsidiaries and, ultimately distribute the shares of each of the subsidiaries to the Company's shareholders making them publicly-held companies. Since July 1, 1993, the Company's casino gaming and hotel management activities, as well as, its food manufacturing and distribution services, and its development-stage real estate acquisition and development activities, have been owned and operated by wholly-owned subsidiaries or subsidiaries where the Company exercised voting control. The Company believes that near to or at the end of each subsidiary's development-stage, each entity, as a separate publicly-held entity, can access new equity capital, without being dependent upon the Company which, in turn, will minimize the Company's financial commitment to support the subsidiaries' growth. The Company has supervised its subsidiaries and provided financial support, centralized strategic planning, corporate development, administrative and other services since their inception.

     The Company's historical domestic casino gaming related assets and operations have been conducted by a former subsidiary, Group V Corporation (formerly NuOasis Gaming, Inc.), a Delaware corporation ("GRPV"). During the year ended June 30, 1997 ("fiscal 1997") the Company sold the majority of its equity and voting control of GRPV and discontinued its domestic gaming activities.

     The Company's international hotel management, casino gaming activities and development-stage real estate projects are conducted by its wholly-owned subsidiary, NuOasis International, Inc., a Bahamas corporation ("NuOI"), successor to NuOasis International Inc., a California corporation (formerly International Casino Management, Inc.), which owns voting control of Cleopatra Palace Limited, a corporation organised under the laws of Ireland ("CPL"), and through Cleopatra's World Inc., a British Virgin Island corporation ("Cleopatra's World" or "CWI").

     The Company's food operations are conducted by its wholly-owned subsidiary, Fantastic Foods International, Inc., a California corporation ("FFI"), doing business under the trade name "The Pasta Fresca Company" ("Pasta Fresca").

     At June 30, 1998, in addition to NuOI and FFI, the Company had five (5) other subsidiaries - ACI Asset Management Inc., a Nevada corporation ("ACI"), NuOasis Properties Inc., a Nevada corporation ("NuOP"), Casino Management of America, Inc., a Utah corporation ("CMA"), NuOasis Laughlin, Inc., a Colorado corporation ("NuLA"), and NuOasis Las Vegas, Inc., a Colorado corporation ("NuLV"). CMA, NuLV and NuLA were formed for the purpose of acquiring casino gaming interests and gaming assets in Nevada. ACI and NuOP were formed for the purpose of acquiring certain real estate assets in California and Colorado. CMA, NuLV, NuLA, ACI, and NuOP were development-stage companies during the three fiscal years ended June 30, 1998.

     Subsequent to the close of the year ended June 30, 1998 ("fiscal 98" or "fiscal 1998"), the Company elected to distribute the issued and outstanding shares of ACI, NUOP, CMA, NuLV and NuLA to the Company's shareholders of record on June 30, 1999 (the "Spinoff"). The Spinoff was effective in February 2000 and reduced the number of direct subsidiaries of the Company to two (2) from seven
(7).

     As used herein, the term "Company" refers to NuOasis Resorts, Inc. and its subsidiaries prior to the Spinoff.

(c)      Description of Business

     The Company's business interests are comprised of legalized casino gaming and hotel management, food manufacturing and distribution, and to a limited extent real estate acquisition and development, which, as of the close of fiscal 98, was still a development-stage activity.

         (1)      Gaming and Hotel Management Activities

                     Domestic Gaming Activities

              In fiscal 1993, the Company embarked on a strategy to grow through diversification and acquisition, with a focus on its existing food manufacturing business and the emerging domestic legalized gaming industry. During fiscal 1993 the Company acquired interests in three
         (3) casino gaming ventures in Colorado. In the fiscal year ended June 30, 1994 ("fiscal 1994"), the Colorado casino gaming interests were assigned to CMA. In the fiscal year ended June 30, 1995 ("fiscal 1995"), the Company acquired voting control of E. N. Phillips Company Inc. ("ENP") predecessor of GRPV, and ENP's subsidiary BA-MAK Gaming International Inc. ("Ba-Mak"). Following the acquisition of ENP, the Company disposed of the Colorado gaming interests.

              In December 1996 the Company entered into an agreement to acquire all of the issued and outstanding capital stock of National Pools Corporation ("NPC") a development-stage company engaged in "pooled betting" activities related to various U. S. state lotteries.

              Until April 1995, Ba-Mak operated as a wholly-owned subsidiary of GRPV, and was active and involved in providing charitable gaming services in Louisiana. However, from inception through October 1994, Ba-Mak was unable to generate any operating profits. Additionally, the Company experienced significant negative cash flow since assuming control of Ba-Mak and, on October 28, 1994, Ba-Mak filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Louisiana.

              In April 1995, upon a motion by the United States Trustee, the Bankruptcy Court entered an order converting Ba-Mak's Chapter 11 bankruptcy case to a Chapter 7. The Chapter 7 trustee took possession of Ba-Mak's assets and, during the fiscal year ended June 30, 1998 ("fiscal 98") liquidated Ba-Mak's assets for the benefit of its creditors.

              The Company sold the majority of its equity and its voting control of GRPV in fiscal 1997. With the sale of GRPV, the Company discontinued all domestic gaming activities and did not have any domestic gaming operations during fiscal 1998.

                     International Casino Gaming and Hotel Management Activities

              In September 1993, the Company formed NuOI through which it currently develops its international gaming and hotel management operations. The Company believes that international leisure and entertainment opportunities offer much greater potential, and have far less competition than domestic markets because of the "emerging market" status of many of the host countries. The Company's goal has been to capitalize on the expected growth in tourism trade and the surge of entertainment spending worldwide, and to take advantage of certain investment opportunities in emerging markets which appear to be the greatest beneficiaries of this expected growth. As a result of the Company's research into these expected emerging leisure and entertainment markets, it has been soliciting and evaluating prospects in certain markets in Asia, North Africa, the Caribbean and the South Pacific. During its fiscal year ended June 30, 1994 ("fiscal 1994"), the Company acquired an interest in two (2) casinos in Macau. The interest in Macau was subsequently sold in fiscal 1997. Also in fiscal 1994 the Company began acquiring interests in casino and hotel projects in North Africa, with its first casino commencing operations in Tunisia on December 7, 1997.

              Asia In May 1995, the Company purchased a 40% net profit interest (the "Gaming Interest") in two casinos in Macau, the Diamond Casino (Holiday Inn) and the Harbor Island Diamond Casino (Hyatt Regency). The gaming operations were conducted at these two facilities by Mr. Ng Man Sun ("Ng"), doing business as Dragon Sight International Amusement (Macau) Company ("Dragon").

              In December 1995, the Company assigned the Gaming Interest to its wholly-owned subsidiary, NuOI. In August 1996, NuOI entered into an agreement with Ng whereby Ng repurchased the Gaming Interest for twenty million (20,000,000) shares of the Company's common stock issued by the Company in the original purchase of the Gaming Interest. On or about September 30, 1996, the subject shares were tendered to a third party escrow agent pending the closing of the purchase of replacement properties which NuOI is currently negotiating to purchase additional gaming and hotel equity interests ("Replacement Property").

              North Africa In October 1993, the Company acquired a 70% equity interest in CPL, which developed the resort hotel and casino gaming theme "Cleopatra Palace".

              In fiscal 1994, CPL became the lessee of a 200,000 square foot casino and Las Vegas-style showroom in the Cap Gammarth area, Tunisia, North Africa (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract (the "Gammarth Lease"). The Cap Gammarth Casino is part of a large resort development located in Tunisia, approximately 6 miles north of the city of Tunis, the country's capital. In conjunction with such casino, the developer of the resort planned to build a five-star hotel (the "Le Palace Hotel"), a health and sports center, a beach club, a 20-unit shopping mall, fine restaurants, and 250 apartments (the "Gammarth Resort"), all located within walking distance to the Cap Gammarth Casino.

              At the present time, the Gammarth Resort is approximately 75% complete. The Cap Gammarth Casino is expected to be completed and ready for occupancy in fiscal 2000. Due to construction delays by the landlord, the Cap Gammarth Casino was not completed on time, in accordance with the Gammarth Lease. NuOI filed litigation to force completion of the property or, alternatively to seek a judgment against Societe D'Animation et de Loisirs Club Touristique, a Tunisian corporation ("SALT"), the lessor of the Cap Gammarth Casinos, and its principal shareholders. The litigation was decided by the United States Federal Court Central District of Nevada with a court ordered judgement of $302 Million in favor of the Company (the "SALT Judgment"). The Company is currently proceeding in Tunisia to collect the SALT Judgment and, since the beginning of fiscal 1998, the Company has been attempting to complete the Cap Gammarth Casino using its own resources. To finance the remaining expenditures on the Cap Gammarth Casino, the Company has been negotiating possible joint ventures with foreign banks and investment groups, and attempting early collection of its receivables.

              In fiscal 1997, CPL acquired what is presently a 9% interest in SALT in exchange for lease deposits of $2,000,000 and 1.1 million Hartcourt shares.

              In October 1994, in a separate transaction, CPL entered into an agreement to lease and operate a casino and French-style cabaret in Hammamet, Tunisia (the "Hammamet Casino"). The Hammamet Casino was completed in the first half of calendar 1997 and opened December 6, 1997. Adjoining the Hammamet Casino is a five-star hotel and villa resort which is operated by the Occidental Hotel Group (the "Hammamet Hotel") and was completed and opened in September 1996. The Hammamet Hotel is one of over forty (40) hotels planned or currently under construction in south Hammamet as part of a Tunisian government-sponsored expansion of the Hammamet resort area. If completed, these additional hotels in the area should provide up to twenty-five thousand (25,000) additional beds for the Hammamet area. Both the Hammamet Casino and Hammamet Hotel are situated within walking distance of other hotels currently in operation, with approximately eighteen hundred (1,800) beds.

              After a long history of missed completion dates set by Societe Touristique Tunisie-Golfe ("STTG"), CWI opened the Le Palace Hotel in October 1996 with only 100 of 350 total rooms ready for occupancy, and without any of the surrounding resort facilities. Through internally generated cash flow and working capital provided by NuOI, CWI completed the Le Palace Hotel and marketed the facility since its opening. While the balance of the resort currently remains unfinished, the Le Palace Hotel has been actively managed and marketed by CWI with steadily increasing annual room rental rates and revenues; however, the reputation of the hotel is not what is expected by management for a 5-star hotel due to such delays in completing the facility by STTG.

              In December 1997, the Hammamet Casino opened. The Company financed the completion and opening of the Hammamet Casino through a financing agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") and loans from the Company's President. In September 1998, as a result of a low working capital position and continuing delays in the construction and completion of the additional hotels surrounding the Hammamet Casino, the Company elected not to conclude its agreement with Cedric.

              During fiscal 1997, NuOI purchased a 50% interest in Cleopatra's World. Cleopatra's World is the lessee of the Gammarth Hotel Resort.

              In fiscal 1998, NuOI provided additional capital to Cleopatra's World in exchange for an additional 10% equity interest. At the close of fiscal 1997 and fiscal 1998 NuOI held a 70% equity interest in CPL, and a 50% and 60% equity interest, respectively, in Cleopatra's World.

              Subsequent to the close of fiscal 98, in July of 1998, the Company entered into various agreements with CPL and Cleopatra's World, and the other related CPL entities, to effect a restructuring (the "CPL Restructuring") which resulted in the Company disposing of its interest in CPL, and increasing its interest in Cleopatra's World. To effect the restructuring (a) CPL and Cleopatra's World assigned to a newly-formed entity, Cleopatra Palace Resorts and Casinos Limited a British corporation ("CPR"), all of their rights, title and interest in and to
         (i) the Letter of Intent dated July 7, 1996 between Compagnie Monastirienne Immobiliere et Touristique S.A. ("CMI") and CPL (the "Monastir Casino Lease"), (ii) the Letter of Intent between CPL and CMI dated July 7, 1996 (the "Monastir Hotel Lease"), (iii) CPL's rights to its application for a Casino Lease and gaming license between CPL and a Company resident in Morocco (the "Morocco Project"), (iv) CPL's rights to acquire certain real estate and the building known as the "Casino Nuevo San Roque" together with the gaming license and the agreement in principle with Trans Mer S.A. to finance the project (collectively, the "Marbella Casino"), (v) certain trade accounts receivable, and (vi) CPL's right to the One Million Five Hundred Thousand Dollars (US$1,500,000) deposit which it tendered to Club Loisirs Hammamet (the "Club Hammamet"), the Lessor of the Hammamet Casino. As a result of the CPL Restructuring, the Company disposed of its CPL interests and acquired an additional 10% equity interest in Cleopatra's World and 75% of CPR.

         (3)      Food Manufacturing and Distribution

              Through FFI, the Company manufactures and markets fresh and frozen packed pasta and Italian sauces. Since September 1993, the Company's food products operations have been conducted by FFI. In fiscal 1994 the Company's historical food manufacturing and distribution activities, which include pasta and sauce products, were transferred from Colorado to California and are now operated in facilities based in Irwindale, California. The facility is USDA certified and produces all of the Company's pasta and sauce products, including meat and chicken filled products and speciality items for hotels and restaurants.

              The Company utilizes its own recipes and those acquired in the purchase of the assets and business of Italfin, Inc. ("Italfin") and Pasta Fresca in fiscal 1993. The Company's pasta products are fresh or frozen, not dried, to maintain 60% of the nutritional value, to cook quickly and to retain aroma and taste. Its pasta is high in complex carbohydrates making it a high energy food. The Company's pasta is manufactured under the brand names "Nona Morelli" and "Pasta Fresca", and contains all natural ingredients without any preservatives. The "Nona Morelli" and "Pasta Fresca" brand name pasta products are sold primarily to the retail trade in supermarkets, club stores and independent grocers in California and other states and, through contract packaging ("co-packing") for other independent Supermarkets which sell the Company's products under their private labels. Fresh and frozen pasta is also sold in bulk for the food service industry, hotels and restaurants. The Company has lines of no cholesterol and low cholesterol pasta and packages and markets pasta with accompanying sauces. The Company is also a producer and marketer of a private label and "Nona Morelli" and "Pasta Fresca" brand sauces.

              During fiscal 1998, the operations of FFI deteriorated significantly, as the Company did not have the financial and operational resources necessary to successfully establish, maintain, or expand its distribution network. As a result of the business deterioration, management of FFI is currently exploring strategic alternatives for its food manufacturing and distribution business.

         (4)      Real Estate Activities

              During its fiscal year ended June 30, 1996 ("fiscal 1996"), the Company acquired from Silver Faith Development Limited ("SFDL"), a company beneficially owned by Ng Man Sun ("Ng"), an interest in three buildings under construction located in a large master planned commercial and residential real estate development located in Beijing, the Peoples Republic of China ("PRC") known as the Peony Garden Project ("Peony Garden"). The purchase price of the Company's interest in Peony Garden was $21 million for which the Company issued an 8% Promissory
         Note in the principal amount of $21 million (the "Peony Garden Note"). In fiscal 1997, the Company reduced the Peony Garden Note by $9.6 million.

              In August 1996, the Company sold its interest in Peony Garden to The Hartcourt Companies, Inc. ("Hartcourt") for $22 million, consisting of $10 million of Hartcourt common stock and a $12 million Convertible Promissory Note secured by the Peony Garden interest being sold (the "Hartcourt Note"). Concurrent with the closing of the sale of the Company's interest in Peony Garden, the Hartcourt Note was assigned to SFDL in exchange for the Peony Garden Note (the "Note Swap").

              The Company did not have any real estate operations during fiscal 1998.

(d)      Marketing

                  Gaming and Hotel Management

                     Domestic Gaming

              The Company discontinued the domestic gaming activities conducted by Ba-Mak in fiscal 1995 and sold all of its domestic gaming rights in fiscal 1997. The Company has not utilized or relied upon any marketing for domestic gaming activities since fiscal 1997.

                     International Casino Gaming and Hotel Management

              The Company sold the Gaming Interest in Macau effective the end of fiscal 1996 and has not re-entered the Asian market. The Company's current activities are located in North Africa.

              The Company's marketing strategy is to target past and repeat middle-market, value- oriented visitors to its facilities by systematic marketing programs directed to the individual visitors and to the tour operators who have historically promoted and booked the tours to the respective areas in the past. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to capture the name and playing level of each slot machine and table game player.

              The Company uses this information in follow-up promotions. The Company believes that utilizing the "Cleopatra" theme in the Mediterranean area, and the proposed "Oasis" theme in other areas, combined with personalized database driven marketing programs, will create a strong brand image synonymous with quality casino gaming and hotel facilities, service and food. With respect to its existing hotel and casino gaming activities in Tunisia, the Company is currently working with the Tunisian government and local organizations with the goal of promoting the areas to increase the number of tourists.

              As the markets surrounding the Company's current and future hotel and casino facilities continue to mature, the Company intends to expand its focus to other markets in the respective regions. The Company has utilized and intends to continuously monitor the effectiveness of direct mail, television advertising, newspapers, billboards and tourist magazine advertising placed in the surrounding areas to increase the visibility of the Company's facilities and to promote the image that these facilities are part of the history and romance of the region. Management believes that the advent of Las Vegas-style casino gaming in the Mediterranean area will increase the current length of a tourist's stay as well as increase the number of tourists into its market areas.

                  Food Manufacturing and Distribution

              There are approximately 40,000 major supermarkets in the United States and between 4,000 and 6,000 in market areas presently served by the Company's products. The Company cannot estimate its market share of fresh pasta sales, but management expects it to be minimal.

              Under agreements, the Company contracts direct with supermarket chains and distributors to market its pasta products under their labels. These stores are typically responsible for transporting, warehousing, advertising, distributing, and promoting FFI produced pastas and sauces. The Company's expenses related to managing these accounts have been relatively nominal. Thus, the primary costs are limited to production, packaging, and returns, which are subject to more accurate budgeting and control.

              Sales of the Company's products are made through direct marketing by food brokers and Company's personnel with a focus on supermarket chains, other retailers and restaurants. Typically, the Company's products are delivered to distribution centers of such supermarket chains for subse quent re-delivery through the supermarket subsystem as demand dictates. The Company also markets its products through distributors under short term "spot sale" arrangements terminable on short notice. Food brokers utilized by the Company usually receive commissions based on net sales, while distributors purchase the Company's products for their own account. The Company has not granted exclusive area distribution rights with respect to any of its products.

              During fiscal 1998, the operations of FFI deteriorated significantly, as the Company did not have the financial and operational resources necessary to successfully establish, maintain, or expand its distribution network. As a result of the business deterioration, management of FFI is currently exploring strategic alternatives for its food manufacturing and distribution business.

(e)      Raw Materials

                  Gaming And Hotel Management

              The Company's international casino gaming and hotel management, and its proposed real estate acquisition and development activities, are not manufacturing-based businesses and therefore do not rely on raw materials.

                  Food Manufacturing And Distribution

              The Company's domestic food manufacturing and distribution segment requires raw materials which are readily available such as flour, tomatoes and domestically-grown spices. The Company has not experienced any difficulty obtaining any raw materials for its domestic food operations in the past and does not anticipate any supply problems in the future.

(f)      Patents, Trademarks and Licenses

                  Gaming And Hotel Management

              The Company's proposed international gaming activities do not require patents or trademarks, and the Company does not intend to rely on patents or trademarks. The operations of the proposed gaming casinos and resort hotel properties will depend on and be subject to gaming licenses and permits from their respective jurisdictions. With respect to the current casino gaming and hotel operations in Tunisia, the respective permits and gaming licenses are issued to the Company and the owner/operators of the hotel complexes, of which the casinos are a part. With respect to the Company's Gaming Interest in Macau, which was sold subsequent to the close of fiscal 1996, neither Ng nor the Company relied on patents or trademarks.

                  Food Manufacturing And Distribution

              Although the Company's formulas and recipes are not subject to patent protection, it considers these proprietary and uses confidentiality agreements as appropriate in an attempt to protect such formulas and recipes. The Company has received a trademark for "Nona Morelli" from the United States Patent and Trademark Office, which it uses on some of its products.

(g)      Seasonality

                  Gaming And Hotel Management

              The Company's domestic gaming activities were non-operational following Ba-Mak's liquidation in April 1995, and the Company sold its voting control of GRPV in fiscal 1997. The Company's international casino gaming and hotel management activities are seasonal and are strongly affected by weather, political stability, and other factors that influence the tourist trade. Higher revenues are typically realized from the Company's current operations in North Africa during the late spring, summer and early fall months. Additionally, due to their location on the southern Mediterranean coast, tourist traffic at the Cap Gammarth Resort can be adversely affected by severe weather.

                  Food Manufacturing And Distribution

              The Company's food manufacturing, and distribution businesses, are not seasonal in nature.

(h)      Customer Dependence

                  Gaming And Hotel Management

              The Company's domestic gaming, and its international casino gaming and hotel management activities are solely dependent upon Tunisian tourism and the Company's ability to attract foreign visitors to its Tunisian operations.

                  Food Manufacturing And Distribution

              For the year ended June 30, 1998, the Company's food operations had five major customers, all distributors, each of which accounted for more than 10% of the Company's sales with respect to its food manufacturing and distribution segment.

(i)      Backlog of Orders

                  Gaming And Hotel Management

              The Company's domestic gaming, together with its international gaming and hotel management and its real estate subsidiaries, were not subject to the type of business activities which would give rise to "orders".

                  Food Manufacturing And Distribution

              At June 30, 1998, FFI, the Company's food manufacturing and distribution subsidiary, had a backlog for orders of approximately $15,000 as compared to approximately $16,000 at June 30, 1997. This reflects production on an as-ordered basis.

(j)      Government Contracts

              None of the Company's industry segment activities were involved with material government contracts in fiscal 1998 or fiscal 1997.

(k)      Competition

                  Gaming and Hotel Management Activities

                           Domestic Gaming

                  During fiscal 1998 and 1997, the Company did not have any domestic gaming activities.


                           International Gaming and Hotel Management Activities

               The Company, directly and through NuOI, competes with other casino gaming and hotel management companies for opportunities to manage casino gaming facilities and resort hotels in emerging international jurisdictions. The Company expects many competitors to enter new international jurisdictions that authorize gaming, some of whom may have more personnel and greater financial and other resources than NuOI, or its subsidiaries. Further expansion of international legalized gaming in the markets where the Company is active or proposes to become active could also significantly and adversely affect its proposed gaming and hotel management activities. In particular, the expansion of casino gaming in or near any geographic area where the Company is active, or in pursuit of a gaming license or rights to manage casino gaming facilities or resort hotels, may diminish or otherwise detract from the activities of the Company or its subsidiaries.

               The Company believes that its gaming and hotel management markets are extremely competitive and expects them to become even more competitive as the number of gaming, hotel management, and other entertainment establishments increase. Such competition is growing in the Mediterranean market and the Company also competes with gaming and hotel management companies worldwide. It is also possible that substantial competition could cause the supply of casino gaming facilities and resort hotel management opportunities to exceed demand. Additionally, many of the Company's competitors have more industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

                  Food Manufacturing and Distribution

               Although the Company has no market data compiled on the fresh pasta industry, management believes that Contadina, a division of Carnation Foods, is the fresh pasta industry leader accounting for in excess of 50% of nationally fresh pasta sales. However, in certain states in which the Company operates, management believes Contadina controls less than 50% of this mar ket in the aggregate. Other major retail competitors are Tyson Foods under the trade name Mallard's, Pasta Mia, Trios, Pasta Perfecta, DiGiorno, Romance and Monterey Pasta Company.

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

               The Company expects Contadina to continue to be a major force due to its vast resources, name recognition, and good reputation. Although management believes the Company can compete on the basis of quality, price, and reliability of delivery, the marketing of food products is subject to changeable consumer tastes and habits and thus, there is no assurance the Company can maintain or improve its market position.

                  Real Estate Activities

                           Domestic Properties

               During fiscal 1998 and 1997, the Company did not have any operating activities with respect to domestic real estate acquisitions and development.

                           International Properties

               The Company's historical international real estate related investments consisted of Peony Garden, which was sold subsequent to the close of fiscal 1996 and, therefore, competition as it relates to Peony Garden is not applicable.

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

(m)      Government Regulation

                  Gaming and Hotel Management Activities

                           Domestic Gaming

               During fiscal 1998 and 1997, the Company did not have any domestic gaming activities.

                           International Casino Gaming and Hotel Management
                                Activities

               The Company's operations are generally dependant on the continued licenseability, qualification and operations of the Company and its subsidiaries that hold the licenses in the jurisdictions where it conducts or proposes to conduct gaming and hotel management activities. Generally, such operations are reviewed periodically by local, state and/or federal governmental authorities. In addition, the Company's directors and many of the employees of casinos and hotels are often required to be approved. The failure of the Company or any of its key personnel to obtain or retain a license or a permit in a particular jurisdiction could have a material adverse effect on the Company's ability to continue its current casino gaming and/or hotel management operations, or to obtain or retain licenses or permits in other jurisdictions. In addition, any regulations adopted by the local, state and/or federal governmental authorities, the legislatures or any governmental authority in jurisdictions in which the Company intends to have casino gaming and/or hotel management operations, may materially adversely affect its operations.

               Asia The Gaming Interest during the Company's ownership was operated by Dragon who was a sub-licensee under a 40-year master gaming permit granted in 1961 by the government of Portugal to STDM. Pursuant to this arrangement with STDM, Ng owned interest in seven casinos, two of which it operated. The arrangement between STDM and Ng is an oral agreement and the master gaming permit granted to STDM is due to expire in the year 2001 if not renewed or terminated in 1999 upon the return of Macau to the PRC. Since the Gaming Interest was sold in August 1996, the Company is no longer affected by the PRC or Portuguese governmental regulations.

               North Africa Under Tunisian law, casino gaming is closely supervised and monitored through the use of on-site government representatives and strict published operating procedures. The process through which a company obtains a license to conduct casino gaming in Tunisia is similar to that of many of the various states in the United States which have recently adopted legalized gaming statutes, involving background checks, personal interviews and the discretionary right of the government body overseeing gaming activities to deny or withdraw a license to any applicant.

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

(o)      Employees

                  Corporate Officers and  Officers of Significant Subsidiaries

               Corporate officers of the Company and significant subsidiaries who rendered services during fiscal 1998 are as follows:


         Name                     Office
         Fred G. Luke             Chairman and President of Resorts and NuOI

         Jon L. Lawver            Director of Resorts and President of FFI



                  Gaming and Hotel Management Activities

                           Domestic Gaming

               In fiscal 1995 the Company's former subsidiary, GRPV and its subsidiary, Ba-Mak (through April 20, 1995, the date Ba-Mak was converted into Chapter 7 liquidation) employed 4 full-time employees and 10 part-time employees. All Ba-Mak employees were located in Louisiana. GRPV ceased employing personnel at Ba-Mak following Ba-Mak's bankruptcy case.

                           International Gaming and Hotel Management Activities

               Asia The Gaming Interest acquired by the Company consisted of a 40% net profits interest in two Macau casinos. The Company did not acquire any rights to manage or otherwise participate in the daily operations of the two Macau casinos and, accordingly, the Company did not have any employees engaged in the operations of the two Macau casinos. The Gaming Interest was sold in August 1996.

               North Africa At the close of fiscal 1999, the Company's international subsidiary, NuOI, had only one (1) employee. Cleopatra's World had 175 employees June 30, 1998 and the Company's other subsidiaries were still in their development stage and did not have any employees at the close of fiscal 98.

                  Food Manufacturing and Distribution

               At the close of fiscal 1998, FFI, the food manufacturing and distribution subsidiary, had 3 employees engaged in administrative activities, 7 employees engaged in production and 2 employees engaged in sales. The number of production employees varies depending upon demand for product and FFI's production procedures. The range for the two years ending June 30, 1999 was a low of 15 employees and a high of 33 employees. Production employees are generally paid an average of approximately $7.00 per hour and FFI has not experienced difficulty in obtaining sufficient labor. None of FFI's employees are covered by a collective bargaining agreement, and management believes it has very good employee relations.

                  Real Estate Activities

                           International Properties

               Since Peony Garden was sold in October 1996, the Company has no employees relating to Peony Garden.

                           Domestic Properties

               The Company's real estate acquisition and development subsidiary, NuOP, has no employees as of June 30, 1998 or 1997.

(p)      Forward Looking Statements

               Certain statements contained herein include forward-looking statements based on management's current expectations of the Company's future performance. Predictions relating to future performance are inherently uncertain and subject to a number of risks. Consequently, the Company's actual results could differ materially from the expectations expressed in this Report. Factors that could cause the Company's actual results to differ materially from the expected results include, among other things: increases in the number and the intensely competitive nature of competitors in the markets in which the Company operates; the seasonality of the hotel and casino gaming industry in certain markets in which the Company operates; the susceptibility of the Company's operating results to adverse weather conditions and natural disasters; the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; the risk that jurisdictions in which the Company proposes to operate hotels or casinos rescind or fail to enact legislation permitting casino gaming or do not enact such legislation in a timely manner; changes in governmental regulations governing the Company's activities; changes in labor, equipment and capital costs; the ability of the Company to consummate contemplated joint ventures and acquisitions on terms satisfactory to the Company, and to obtain necessary regulatory approvals therefor; and other risks detailed in the Company's filings with the Securities and Exchange Commission ("SEC").

     Additionally, all statements contained herein that are not historical facts, including but not limited to statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. In addition to being forward-looking in nature, these statements involve a number of risks and uncertainties. Generally, the words "anticipates", "believes", "estimates", "expects", and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

(q)      Year 2000 Issues

     Many computers systems today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company and its subsidiaries have been engaged in assessing this Year 2000 issue as it relates to their businesses, including their electronic interactions with banks, vendors, customers, and others. The Company's consolidated financial results could be adversely affected if one or more of the companies in which it has material investments were materially adversely affected by the Year 2000 issue. As of June 15, 2000, the Company had not experienced any difficulties relating to the Year 2000 issue.

ITEM 2.           DESCRIPTION OF PROPERTY.

(a)      Corporate Headquarters

     The Company owned its corporate headquarters, located in Pueblo, Colorado until September, 1993. In September 1993, the Company moved its headquarters to California and subsequently leased its Pueblo facility to a former director and, in 1998, the Company sold the Pueblo, Colorado facilities. Since September 1993, the Company has maintained its corporate headquarters in Orange County, California. The Company's headquarters is currently located at 4695 MacArthur Court, Suite 530, Newport Beach, California 92660, and is subleased from an affiliate, NuVen Advisors, Inc. ("NuVen"), on a month-to-month basis as part of an Advisory and Management Agreement with NuVen. The Company believes that these facilities and its southern California food manufacturing facilities are suitable and adequate for its present needs.

(b)      Gaming and Hotel Management Facilities

         Domestic Gaming

     At the close of fiscal 1998, the Company did not own any domestic gaming, real property interests or personal property, nor did it have any domestic gaming activities subject to lease obligations.

         International Gaming and Hotel Management Facilities

                  Asia

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

                  North Africa

                At the close of fiscal 1998, the Company was the lessee under the Gammarth Lease related to the Cap Gammarth Casino in Tunisia. And Cleopatra's World is the lessee of the Cap Gammarth Resort (the "Resort Lease"), pursuant to a Hotel Lease Agreement, dated November 10, 1995, with STTG. Due to its position as a lessee, the Company did not own any real property at the close of fiscal 1998.

         Food Manufacturing and Distribution Facilities

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

                At the close of fiscal 1998, FFI was the lessee of approximately 10,000 square feet of food manufacturing space in Irwindale, California. It also owns two trucks for transportation of its products, various equipment for the manufacture of pasta and sauces, two refrigeration units for certain raw materials and finished products and one freezer for finished frozen products during fiscal 1998. FFI completed remodeling its Irwindale plant, adding a kitchen along with a research and development unit, to meet USDA requirements to manufacture filled pasta.

(d)      Real Estate Activities

         International Properties

                The Company did not have any international real estate operations at June 30, 1998 or 1997.

         Domestic Properties

                The Company did not have any domestic real estate operations at June 30, 1998 or 1997.

ITEM 3.           LEGAL PROCEEDINGS.

     The Company settled, or had agreements to settle all material litigation where it was a defendant at the close of fiscal 1998 or fiscal 1997, and knows of no material threatened legal proceedings, other than ordinary routine litigation incidental to its business. Subsequent to fiscal 1998, the Company became a party to the following.

         Monterosso and GRPV Litigation

     On November 10, 1998, GRPV (now known as TotalAxcess.com, Inc.) and Joseph
J. Monterosso ("Monterosso") filed a lawsuit in California Superior Court against the Company and seven (7) other defendants, currently pending as Case No. 807984 in Superior Court of California, County of Orange (the "Monterosso Litigation). The complaint alleges that the Company and the other defendants made material misrepresentations in connection with the sale of Series D Warrants to purchase common stock and shares of Series B Preferred Stock of GRPV owned by the Company and sold in fiscal 97 to Monterosso. Monterosso seeks equitable rescission of the transaction or, alternatively, unspecified monetary damages. The case is set for trial on July 17, 2000. The Company has firmly denied the allegations and is vigorously defending the case. An adverse ruling could have a material adverse effect on the financial condition of the Company.

         SALT and STTG

     In July 1998, the Company filed a complaint for damages against SALT and several others due to significant delays in completing the Cleopatra Cap Gammarth project. In July 1999, the Company received a judgment of approximately $300 million against SALT. Although management is proceeding to collect upon this judgment, there can be no assurance that the Company will ultimately realize any amount from this judgment.

     The Company is also a party to litigation with STTG due to significant delays in completing the Le Palace Hotel. Through June 30, 1998, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. Subsequent to June 30, 1998, STTG received an arbitration award for calendar 1998 rental payments, net of amounts expended by the Company.

         FFI Litigation

     At the close of fiscal 98, FFI did not have any litigation proceedings. However, following the close of fiscal 98, FFI incurred four (4) judgement liens and one California State lien related to vendor disputes dating back to fiscal 1997. FFI has made payment arrangements and agreed to settle three (3) of these liens. The California State lien remains to be settled.

     In January 1995, a consultant to the Company's prior management initiated a lawsuit involving CMA. The plaintiff has not pursued his claims in this lawsuit and the Company believes that the case will be dismissed by the court for inaction by the plaintiff. No provision has been made in the accompanying financial statements for this contingency.

     In September 1999, the Company settled a lawsuit for $51,000 where the Company did not pay for consulting services under a consulting agreement. The Company has fully accrued for this settlement as of June 30, 1998.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The Company did not submit any matters to a vote of security holders during fiscal 1998 or 1997. Following the close of fiscal 98, in January 1999, the Company held a Special Meeting of Shareholders, at which meeting the following actions were taken by its shareholders:

     (i) Jon L. Lawver was elected to serve as a director.

     (ii) The Company was re-incorporated in the state of Nevada pursuant to a statutory merger with NuOasis Resorts, Inc., a Nevada corporation, effectively changing the Company's name to "NuOasis Resorts Inc."

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

     Through August 16, 1995, the Company's common stock was traded on the NASDAQ Small CapSM System under the symbol "NONA." From August 16, 1995 through January 19, 1998, the Company's shares traded on the Electronic Bulletin Board under the Symbol "NONA". Since January 19, 1998 the Company's shares trade on the Electronic Bulletin Board under the symbol "NUOA".

     The range of high and low "bid" quotations for the Company's common stock for the last two fiscal years as reported by NASDAQ or OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                    Bid Price of Common Stock
     Fiscal 1998                    High                Low
Quarter ended 06/30/98              $.17                $.08
Quarter ended 03/31/98              $.19                $.13
Quarter ended 12/31/97              $.58                $.14
Quarter ended 09/30/97              $.35                $.17

          Fiscal 1997               High                Low
Quarter ended 06/30/97              $.41                $.16
Quarter ended 03/31/97              $.72                $.19
Quarter ended 12/31/96              $.84                $.24
Quarter ended 09/30/96              $1.25               $.69

(b)       Holders

     The approximate number of holders of record of each class of equity securities of the Company as of June 30, 1998, was as follows:


                                         Approximate
                                          Number of
     Title of Class                     Record Holders
Common Stock, $.01 par value                2,000
Series D Preferred Stock,
   $.01 par value                              2

     This approximate number of record holders of common stock does not include an unknown number of beneficial holders whose shares are registered in "street name".

(c)       Dividends

     The Company has not paid any cash dividends with respect to its common stock or preferred stock since its inception. During fiscal 1995 the Company declared and paid a property dividend to holders of its common stock consisting of certain investment securities comprised of approximately 1.5 million shares of common stock of GRPV. No cash or property dividends were paid or declared during fiscal 1998, or fiscal 1997. As of the date of this Report, the Board of Directors of the Company has not approved a dividend distribution policy. There are no contractual restrictions on the Company's present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

a)        Forward Looking Statements

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF SERVICES AND PRODUCTS, THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL AND THE EFFECT OF CHANGING ECONOMIC CONDITIONS.

(b)       Significant Events

          (1)  GRPV

               In December 1995, GRPV (as a subsidiary of the Company), entered into an agreement with the shareholders of NPC to acquire all of the issued and outstanding shares of NPC (the "NPC Purchase"). As part of the NPC Purchase, in June 1996, the Company granted an option (the "GRPV Option") to Monterosso, the newly approved President of GRPV, to acquire 250,000 shares of GRPV Series B Preferred stock (the "GRPV B Shares") owned by the Company. The GRPV Option was exercisable at a price of $13.00 per share. In December 1996, GRPV closed on the NPC Purchase, making NPC a wholly-owned subsidiary of GRPV. In June 1997, following the NPC Purchase, Monterosso exercised the GRPV Option to purchase 128,041 GRPV B Shares, at $13.00 per share by payment to the Company of approximate $1,665,000. Additionally, in June 1997, GRPV sold CMA and its subsidiaries, NuLV and NuLA, to the Company for notes receivable from GRPV aggregating $245,836, $1,140,000 in cash, and a credit against the Company's intercompany account with GRPV of $95,000.

               In August 1997, but effective June 1996, the GRPV Option was amended (the "Amended Option") canceling the right to acquire 100,000 of the remaining 121,959 GRPV B Shares, and increasing the exercise price for the balance, or 21,959 shares from $13.00 per share to $72.20 per share. The Company subsequently converted the 100,000 shares of GRPV B Shares into 7.8 million shares of GRPV common stock. In September 1997, but effective June 1997, Monterosso exercised the Amended Option to purchase the remaining 21,959 GRPV B Shares at $72.20 per share by payment to the Company of approximately $1,585,000 and the release of the Company from liability (if any) arising from any events while GRPV was under the control of the Company. Also in September 1997, the Company and Monterosso entered into a Put/Option Agreement (the "Put") under which Monterosso had the option to purchase, and the Company had the right to require Monterosso to purchase, all of the 7.8 million shares received in the conversion of the GRPV B Shares at a price of $.15 per share.

               Concurrent with the Put, the Company sold to Monterosso its interest in 6,000,000 New Class D Warrants to purchase common stock of GRPV (the "GRPV D Warrants"). The consideration for the GRPV D Warrants consisted of a $1,800,000 promissory note due in September 1998 (the "Warrant Note"). The GRPV D Warrants had a book value of zero on the date of sale.

               As a result of the sale of the GRPV B Shares and the Put a change in control of GRPV occurred and effective June 13, 1997, GRPV ceased being a controlled subsidiary of the Company. With the sale of GRPV, the Company discontinued all domestic gaming activities and did not have any domestic gaming operations during fiscal 1998.

               In November 1998, GRPV and Monterosso filed a lawsuit against the Company and certain other defendants alleging material misrepresentations in connection with the sales of the GRPV D Warrants and the GRPV B Shares (see Item 3).

               During the year ended June 30, 1998, the Company transferred certain assets, including its rights in the Put and the Warrant Note, to CWI in exchange for additional equity interests. As a result of this exchange, CWI received approximately 4.8 million shares of GRPV common shares. During fiscal 1998, CWI satisfied certain liabilities by exchanging shares of GRPV common stock, and as of June 30, 1998, CWI owned approximately 2.0 million GRPV shares. Given the uncertainty surrounding the pending litigation with GRPV and Monterosso (see Item
          3), management believes that such shares have been impaired, and as a result, the related carrying value of the securities has been reduced to $0.

               Additionally, in connection with the Put, the Company transferred approximately 2.8 million shares of GRPV common stock to an escrow account pending delivery to Monterosso. The remaining shares of GRPV common stock that were owned by the Company at June 30, 1997 that were not exchanged with CWI or transferred to an escrow account, were distributed to Monterosso and the escrow agent during the year ended June 30, 1998.

               In October 1997, pursuant to an "Exchange Agreement", the Company reacquired 195,000 shares of common stock of Network Long Distance, Inc. ("Network") from GRPV in exchange for $700,000 in cash, a $500,000 note payable and 3,600,000 treasury shares. Although the Exchange Agreement provided for the Company to receive cash of $700,000, the Company actually only received approximately $442,000 in cash. The difference of approximately $258,000 was applied to the outstanding balance of the Warrant Note and the Put. The Network Shares reacquired by the Company were originally acquired by GRPV from the Company in exchange for a release of liability effective June 1997. During the year ended June 30, 1998, the Company sold all 195,006 shares of Network's common stock and recorded an aggregate loss on sale of $137,177.

          (2)  Purchase of Replacement Property

               In August 1996, Ng and affiliates of Ng purchased the Gaming Interest from NuOI under various Purchase Agreements and, as part of the such Purchase Agreements. NuOI also entered into an Agreement to Exchange with C/A/K Trustkantor N.V., a trust company ("C/A/K"), to serve as escrowholder for the shares of Resorts common stock being given to NuOI by Ng as considered for the purchase of the Gaming Interest.

               Pursuant to the Agreement of Exchange, C/A/K received 20,000,000 shares of Resorts common stock (the "C/A/K Shares") to be utilized to purchase other property, hotel and gaming interests, and other equity interests in businesses to be acquired by NuOI to replace the Gaming Interest ("Replacement Property").

               During the year ended June 30, 1998, the Company issued an aggregate of 10,569,715 shares of treasury stock in the following transactions:

          - In October 1997, pursuant to an "Exchange Agreement", the Company reacquired 195,000 shares of common stock of Network Long Distance, Inc. ("Network") from Group V in exchange for $700,000 in cash, a $500,000 note payable and 3,600,000 treasury shares. Although the Exchange Agreement provided for the Company to receive cash of $700,000, the Company actually only received approximately $442,000 in cash. The difference of approximately $258,000 was applied to the outstanding balance of the Warrant Note and the Put. The Network Shares reacquired by the Company were originally acquired by Group V from the Company in exchange for a release of liability effective June 1997. During the year ended June 30, 1998, the Company sold all 195,006 shares of Network's common stock and recorded an aggregate loss on sale of $137,177.

          - In May 1998, the Company entered into an "Exchange Agreement" with Flexweight Corporation (currently, Oasis Resorts, Inc.) whereby the Company issued 3,250,000 shares of treasury stock in exchange for 1,000,000 shares of common stock of Flexweight Corporation and an option to purchase shares in the future such that the Company may maintain a 19.5% equity interest in Flexweight Corporation or $2.5 million in market value.

          - The Company issued 2,000,000 shares of treasury stock, along with $10,000,000 of notes payable issued by NuOasis Resorts, Inc., 280,000 shares of common stock of The Harcourt Companies, Inc., and its rights in the Warrant Note and the Put, to Cleopatra's World in exchange for an additional 10% equity interest in Cleopatra's World that increased the Company's total equity interest in Cleopatra's World to 60%.

          - In April 1998, the Company issued 750,000 treasury shares to Cleopatra Cap Gammarth in exchange for rights to equity interests in any future projects that this entity may control. During the year ended June 30, 1998, the Company wrote-off this $105,000 investment.

          - During the year ended June 30, 1998, the Company issued 969,715 treasury shares to the third party escrow agent and other parties in exchange for services rendered. The Company recorded general and administrative expenses aggregating $116,946 in connection with these issuances.

                In addition to the above transactions, the Company has not issued, but has pledged, an additional 1,500,000 shares of treasury stock as collateral for obligations of Cleopatra's World.

                Because the fair value of the Company's common stock issued in these transactions was less than the $.50 per share basis of the common stock originally issued for the net profits interest, the Company has reduced additional paid in capital for the difference, which aggregated $3,259,279 during the year ended June~30, 1998.


         (3)  Cleopatra Hammamet

                In September 1997, to finance the remaining expenditures on the Hammamet Casino, the Company and Cleopatra Hammamet entered into an agreement with Cedric pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Cleopatra Hammamet. The Company pledged its rights to a 70% interest in Hammamet to Cedric to secure the certain loans and investment by Cedric. The Company and Cedric agreed that Cedric would return such interest when and if the Company reimbursed Cedric for all funds advanced prior to the first anniversary date of the agreement (on an all-or-nothing basis), plus interest at the rate of 15% per annum. In September 1998, the Company elected not to reimburse Cedric and, as a result, its rights to ownership interests in Hammamet was reduced to 21%. At June 30, 1998, the Company wrote-off its remaining investment in Hammamet.

         (4)  Cleopatra's World

                In April 1998, the Company, the other shareholders of CPL and Cleopatra's World agreed to further modify the CWI Restructuring to satisfy certain requirements of a proposed $7,000,000 debt financing by a foreign bank. As part of this revised plan of restructuring, Cleopatra's World and Cleopatra exchanged assets for shares of capital stock of a former CPL subsidiary, CPR. The CWI Restructuring was finalized in July 1998 resulting in the Company holding 75% equity interest CPR which, in turn, held 80% equity interest in Cleopatra's World, 90% equity interest in a former CPL subsidiary, Cleopatra's Cap Gammarth Limited ("CCGL"), and a 9% equity interest in SALT (which interest was in dispute at June 30, 1998). Without any investment by the Company, it received rights to 100% the equity interest in Cleopatra Hammamet (subject to the obligations to and claims of Cedric), 70% equity interest in Cleopatra San Rogue (the development-stage entity formed to build a casino in San Rogue, Spain), and 70% equity interest in Cleopatra Marbella (the development-stage entity formed to acquire the Don Carlos Hotel and Resort in Maribella, Spain).

         (5)  CPL

                The Company maintained its 70% interest in CPL through the end of fiscal 1998. Following the close of fiscal 1998, as part of the CWI Restructuring, the Company relinquished all of its equity interest in CPL.

         (6)  CPR and Oasis

                In October 1998, following the close of fiscal 1998 and the CWI Restructuring, the Company exchanged with Oasis, its 75% interest in CPR for shares of Oasis common stock (the "Oasis Stock"), warrants to purchase shares of Oasis common stock (the "Oasis Warrants") and promissory notes issued by Oasis in the aggregate principal amount $180,000,000 (the "Oasis Notes"). The exchange of the Company's interest in CPR, following the close of fiscal 1998, for the Oasis Stock, Oasis Warrants and Oasis Notes resulted in Oasis becoming a controlled subsidiary of the Company.

                On November 15, 1999, management of Oasis agreed to extinguish the Oasis Notes and cancel the Oasis Warrants for issuance of an additional 8,111,240 shares of Oasis common stock. As a result, NuOasis shareholders control approximately 86% of the Oasis issued and outstanding common stock.

         (7)  Proforma Organizational Schematic

                As a result of the Spinoff, the CWI Restructuring in fiscal 1999, and the exchange with Oasis in fiscal 1999, the Company's organizational structure and equity interests in its subsidiaries significantly changed effective July 1, 1998 (the beginning of fiscal
          1999). All of the Company's interest in the "Cleopatra"-themed and development-stage "Oasis"-themed assets and entities became owned by Oasis, a controlled subsidiary of the Company. Also, effective July 1, 1998, the Company disposed of all of its interest in CPL. The Company's organizational structure at June 30, 1999, giving effect to the fiscal 1998 and fiscal 1999 transactions, is as follows:


                                  NuOasis Resorts Inc.
                                          |

                       |                                      |
          NuOasis International Inc.       Fantastic Foods International Inc.
                       |
        Oasis Resorts International Inc.
             |                  |
         Oasis III             CPR
                                |

    |                           |                   |
Cleopatra                   Cleopatra           Cleopatra's
Hammamet                   Cap Gammarth            World

(c)      Going Concern

     The Company has experienced recurring net losses, has limited liquid resources and has negative working capital. Management's intent is to continue searching for additional sources of capital and new additional international gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal year 1999 and thereafter. The Company's consolidated financial statements for fiscal 1998 and 1997 have been presented under the assumption that it will continue as a going concern.

(d)       Liquidity and Capital Resources

     A comparison of working capital, cash and cash equivalents and current ratios for the past two fiscal years are reflected in the following table:

                                             June 30,
                                     1998                 1997
Working (Deficit) Capital       $ (4,446,000)          $ 1,028,000
Cash and Cash Equivalents       $    148,000           $   577,000
Current Ratio                            .31                  1.35

     The most significant effects on working capital and its components during fiscal 1998 were the opening of Cleopatra Hammamet Casino, the continued accrual of legal and professional advisory fees and the acquisition of a controlling interest in Cleopatra's World.

     The Company's current plan for growth is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions in its three business segments. On December 6, 1997, the Hammamet Casino commenced operations, however, it was not able to generate positive cash flows through June 30, 1998. Additionally, there are no assurances that Cap Gammarth Casino will be able to generate positive cash flow, or that it will even open. As of the close of fiscal 1998, the Company's sole operations were derived from its food manufacturing and hotel management subsidiaries and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event, the Company or its subsidiaries may be forced to sell the projects or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries or to continue to sustain itself.

(e)      Capital Expenditures

         General

     The Company has no commitments for material capital expenditures, but the Company's subsidiaries are seeking financing commitments to complete their various projects, as follows:

         Capital Requirements

     At June 30, 1998, the Gammarth Casino had approximately $1,000,000 remaining to be paid as security deposits and advance rent before the Company could take possession and open the facility. Additionally, there was an estimated $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the casino.

     To finance the remaining expenditures on the Gammarth Casino, the Company has been negotiating debt financing and possible joint ventures with foreign banks and investment groups, and attempting early collection of its receivables.

     During fiscal 1998, Cleopatra's World made a partial payment on the lease on the Gammarth Resort and, simultaneously, filed a request for arbitration in its dispute with the developer of the Gammarth Resort claiming that the developer had breached the terms of the underlying lease by not completing for occupancy, on a timely basis, the Le Palace Hotel, the shopping arcade, the health club or the beach club comprising the resort in accordance with the terms of the lease, causing Cleopatra's World significant loss of revenue and profits. Subsequent to the close of fiscal 1998, the landlord was awarded an arbitration amount of $2.5 million for past due rent based on a percentage of completion of the property, however, the matter was removed from the arbitration calendar by mutual agreement between the parties. The matter has now been put back on the arbitration calendar. In its deliberations, the arbitration board did not address the issue of a reduction of rent due to the resort not being completed and Cleopatra's World is in the process of filing for arbitration in France to have the rent issue decided.

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

     If for any reason, any of the Company's subsidiaries' joint ventures or projects are unable to borrow or otherwise meet their commitments under current agreements to provide the furniture, fixtures, equipment and working capital to acquire, develop and operate future casino gaming and hotel management projects, the Company may be required to intercede and provide the requisite financing and working capital, or be forced to sell all or a portion of the respective interests, or lose the respective rights to the projects and properties entirely.

(f)      Cash Flows

     Cash used in operating activities was $2,769,000 for the year ended June 30, 1998 as compared to cash provided by operating activities of $3,043,000 for the comparable 1997 period. The decrease is primarily attributable to the fiscal 1998 write-offs of investments and advances.

     Cash provided by investing activities was $2,268,000 for the year ended June 30, 1998 as compared to $423,236 in cash provided by investing activities for the comparable 1997 period. The change is primarily attributable to fiscal 1998 sales of Network and Hartcourt common stock.

     Cash provided by financing activities was $72,000 for the year ended June 30, 1998 as compared to $2,940,000 in cash used by financing activities for the comparable 1997 period. The change is primarily attributable to the fiscal 1997 payment of principal and interest on the note payable issued to acquire the Gaming Interest.

(g)      Results of Operations

         Year Ended June 30, 1998 Compared to Year Ended June 30, 1997.

     The Company's total food distribution sales for the year ended June 30, 1998 were $731,000 as compared to $1,340,000 for the year ended June 30, 1997, resulting in a decrease of $609,000 or 45%. The decrease is primarily attributable to unrenewed and expired co-packing agreements. In fiscal 1998, the Le Palace Hotel had revenues of $2,585,000 from its food service operations and $ 2,702,000 from its Hotel operations.

     The Company's total cost of food distribution sales for the year ended June 30, 1998 were $469,000 as compared to $903,000 for the year ended June 30, 1997, resulting in a decrease of $434,000 or 48%, which is a direct result of the same relative decrease in food sales. Gross profit margin increased from 33% compared to 35% this year. In fiscal 1998, the Le Palace Hotel had a cost of sales of $1,068,000 related to its food service operations and $ 1,328,000 related to its Hotel operations representing gross margins of 59% and 51%, respectively.

     Depreciation and amortization decreased by $38,000. The decrease is attributable to the sale of depreciable assets related to Fantastic Foods.

     The Company's total general and administrative expenses and legal and professional fees were $4,235,000 for fiscal 1998, as compared to $2,620,000 for fiscal 1997, resulting in an increase of $1,615,000 or 61%. The increase is primarily attributable to operations of the Le Palace Hotel. The Company's rent expense was $1,802,000 during fiscal 1998 compared to $51,000 in fiscal 1997. The significant increase is a direct result of the operations of the Le Palace Hotel.

     During fiscal 1998, the Company recognized impairment losses aggregating $6,104,000, which primarily related to Cleopatra Hammamet ($3,700,000), Cleopatra Cap Gammarth ($600,000), as well as CWI, CPL, and GRPV.

     The Company had no loss in equity investments for fiscal 1998 as compared to a loss of $3,062,000 for fiscal 1997, resulting from the acquisition of the 50% investment in Cleopatra's World during the previous year.

     As a result of the above, the Company's total operating loss for fiscal 1998 was $10.5 million as compared to an operating loss of $1.8 million for fiscal 1997.

     The Company recorded an income tax benefit of $382,000 for fiscal year 1997. For the years ended June 30, 1998 and 1997, the Company's effective federal and state income tax rate applied to book taxable income (loss) differs from the statutory rate primarily from the effect of foreign controlled corporation losses for which no deferred taxes were recognized, the change in valuation allowance to offset deferred tax benefits, utilization of net operating loss carry forwards and impact of state taxes net of federal effect.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)      Identification of Directors and Executive Officers.

     The Company, pursuant to its Bylaws is authorized to maintain a five (5) member Board of Directors, and executive officers as needed. The directors and officers for fiscal 1999 were as follows:

                      Position
    Name         Held with the Company         Age       Dates of Service
Fred G. Luke     Chairman of the Board and      52    June 14, 1993 to Present
                 President

John L. Lawver   Director and Secretary         61    January 1994 to Present

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

     Fred G. Luke. Mr. Fred G. Luke has been a Director of the Company since June 1993, and Chairman and Chief Executive Officer since July 22, 1993. Mr. Luke has more than twenty-seven years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and President of NuVen and four (4) other publicly-held companies including NewBridge Capital which owns 19,200,000 shares of NuOasis Series D preferred stock. NuVen provides managerial, acquisition, and administrative services to public and private companies, including the Company. NuVen is controlled by Mr. Luke and is an affiliate of the Company. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

     Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of the Company since June, 1993 and was Chief Financial Officer from June 1993 to April 24, 1996. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm ("Lawver Corp."). And, since 1988, as President and a Director of Eurasia Inc., a private finance equipment leasing company. Mr. Lawver also serves as an executive officer of FFI.

(c)      Identification of Certain Significant Employees and Consultants

     In connection with the acquisition of Italfin and Pasta Fresca in fiscal 1993, FFI entered into an Employment Agreement with Giancarlo Pino for his services as a Vice President of FFI which was renewed during fiscal 1997. Mr. Pino's agreement expired on June 30, 1998.

     During fiscal 1996, Jon L. Lawver, through Lawver Corp., renewed his Consulting Agreement with the Company to serve as President of FFI through fiscal 1998. Mr. Lawver has been President of FFI since June, 1993. Mr. Lawver also serves as an officer and director of the Company, NuVen and other development-stage publicly-held companies affiliated with NuVen.

(d)      Family Relationships

     Fred Graves Luke is the father of Fred G. Luke. He serves as a Director of CPRC, CCGL, CHL and CWI.


(e)      Involvement in Certain Legal Proceedings.

         During the past five years, no director or officer of the Company has:

(1) Filed or has filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings.

(2) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.

(3) Been found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission ("FTC") to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

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

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during fiscal 1998, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.


ITEM 10.        EXECUTIVE COMPENSATION.

(a)      Summary Compensation Table

     The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President and four most highly compensated executive officers other than the President.

Name and Principal               Fiscal      Salary        Other Annual        Options
Position                          Year         ($)         Compensation($)   Granted (#)(2)
Fred G. Luke,
 President and Director of        1998       150,000            N/A              N/A
 Resorts, and director of         1997       189,000(1)         N/A              N/A
 NuOI, CMA, ACI,   NUOP,          1996       174,000(1)       130,000            N/A
 NuLV, NuLA

John D. Desbrow                   1998         N/A              N/A              N/A
 Secretary, Resorts               1997       225,000(1)         N/A              N/A
 (12-93 to 5-9-97)                1996       206,250(1)         N/A             50,000
Steven H. Dong
 Chief Financial Officer,         1998         N/A              N/A              N/A
 Resorts                          1997       184,000(1)         N/A              N/A
 (7-95 to 6-30-97)                1996       165,000(1)         N/A            100,000

Jon L. Lawver                     1998       100,000            N/A              N/A
 Director of Resorts              1997       100,000            N/A              N/A
 and President of FFI             1996       100,000            N/A             50,000

Albert Rapuano                    1998         N/A              N/A              N/A
 President of NuOI                1997       250,000            N/A              N/A
  (6-95 to 1-97)                  1996       115,000            N/A            500,000

(1) Salary dollar values include both the Company and GRPV combined base salary (cash and non-cash) earned.

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

(b)      Stock Options - The Company

     The following table sets forth in summary form the aggregate options exercised during fiscal year 1998, and the value at June 30, 1998 of unexercised options for the Company's President and four most highly compensated executive officers other than the President. There were no options granted during fiscal 1998.

                                                                                       Value of Unexercised
                                                             Number of Unexercised          In-the-Money
                                                             Option/SAR's at Fiscal    Options/SAR's at Fiscal
                                                                  Year-End (#)              Year-End ($)
                                Shares
                               Acquired on       Value           Exercisable/              Exercisable/
       Name                    Exercise (#)    Realized($)       Unexercisable             Unexercisable
Fred G. Luke, President and
Director of Resorts and
certain subsidiaries              -                -          600,000  Exercisable             N/A

NuVen Advisors, Inc.              -                -          100,000  Exercisable             N/A

Jon L. Lawver, President of
FFI and Director of Resorts       -                -          150,000  Exercisable             N/A

(c)   Long-Term Incentive Plans

      Not applicable.

(d)   Compensation of Directors

     The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments. The Company has established an Advisory Board to assist the Board of Directors. Members of the Advisory Board are typically compensated at the approximate rate of $1,000 per month.

(e)   Contracts With Executive Officers

      Current Officers

     Fred G. Luke became Director of the Company in July 1993. In September 1994, the Company entered into a five (5) year Employment Agreement with Fred G. Luke, appointing him the Chairman and Chief Executive Officer. The agreement expired in fiscal 2000; however, Mr. Luke serves as the Company's Chairman and President on a month-to-month basis.

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

         Former Officers

     In January 1996, the Company entered into a consulting agreement with Albert Rapuano, pursuant to which Mr. Rapuano performed gaming consulting services and to hold the office of President of NuOI through December 31, 1996.

     Effective January 1, 1994, the Company and John D. Desbrow entered into a Consulting Agreement for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary on behalf of the Company until December 31, 1994, amended to continue through June 1997, at which time Mr. Desbrow resigned. Effective April 1, 1994, GRPV entered into a Consulting Agreement with Mr. Desbrow for the engagement of Mr. Desbrow to perform legal services and to hold the office of Secretary, on behalf of GRPV, for the period from April 1, 1994 to March 31, 1995.

     In July 1995, the Company entered into a Consulting Agreement with Steven
H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. During fiscal 1996, the Consulting Agreement was renewed with the same terms through June 30, 1997. In July 1995, GRPV entered into a Consulting Agreement with Mr. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Effective July 1, 1996, the Consulting Agreement was renewed through June 30, 1997. Mr. Dong resigned June 30, 1997, but has been retained as an accounting consultant on a monthly basis.

(f)      Change of Control

         Not applicable.

(g)      Report on Repricing of Options

         Not applicable.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

(a) and (b)  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's voting securities by persons owning more than 5% of such securities as of May 31, 2000, the most recent practicable date.


                                      Amount and                       Amount and
                                      Nature of                        Nature of
                                      Beneficial                       Beneficial
Name and Address                      Interest of $.01                 Interest of Series
of Officers and                       par value           Percent      D Convertible        Percent
Directors                             Common Stock        of Class     Preferred Stock      of Class
NewBridge Capital Inc.(1)                  0                 0%          19,200,000           80%
4695 MacArthur Court, Suite 530
Newport Beach, CA  92660

The Hartcourt Companies, Inc.              0                 0%           2,400,000           10%
1196 East Willow Street
Long Beach, CA 90806

NuOasis Resorts, Inc.                      0                 0%           2,400,000           10%

(1) Gives effect to the one vote per share for each of the outstanding shares of common stock and D Preferred.


     The following sets forth information with respect to the Company's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of June 30, 1998:

                                                                 Amount and Nature
                               Amount and Nature                   of Beneficial
                             of Beneficial Interest              Interest of Series D
Name of Officers and           of $.01 par value     Percent        Convertible       Percent
   Directors(1)                  Common Stock       of Class(2)   Preferred Stock     of Class
Fred G. Luke(4)                   1,000,000             --              --               --
Jon Lawver(3)                             -             --              --               --
All Officers and Directors        2,828,000             --              --               --
as a group

(1) The address of each executive officer or Director is 4695 MacArthur Court, Suite 530, Newport Beach, California 92660 unless otherwise shown.

(2) Percentage ownership amounts are computed for each holder assuming that convertible securities and options held by each holder are exercised within 60 days.

(3) Options and shares are held by J.L. Lawver Corp. of which Jon L. Lawver is the President of J.L. Lawver Corp.

(4) Includes 400,000 shares held by Mr. Luke and 600,000 shares held beneficially pursuant to options.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)      Transactions with  Directors and Affiliates.

     There were no related transactions or series of similar related transactions during fiscal 1998 that exceeded an aggregate amount of $60,000 other than loans by Fred G. Luke to NuOI aggregating approximately $1,000,000 during fiscal 1998, which NuOI used to open the Hammamet Casino.

(b)      Indebtedness of Management

     During fiscal 1996, 400,000 shares of the Company's common stock were issued upon exercise of options by Fred G. Luke in the amount of $440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made during fiscal 1996, approximately $120,000 in fiscal 1997. The note bears interest of 10% and is due in May 1998. The note receivable has been classified as Stockholder Receivable during fiscal 1997 and fiscal 1998, and was paid during fiscal 1999.

     During fiscal 1998 Fred G. Luke made loans to the Company totaling approximately $1,000,000 secured by promissary notes issued by NuOI. The outstanding principal balance on the Luke Loans were $393,000 and $92,300 at June 30,1998 and 1997, respectively.

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

     Exhibit
     Number       Description

     3.1          Articles of Incorporation(1)

     3.1(a)       Articles of Amendment of Articles of Incorporation(2)

     3.1(b) Certificate of Amendment of Articles of Incorporation of International Casino Management, Inc.(2)

     3.1(c) Articles of Amendment to the Articles of Incorporation filed September 26, 1996(2)

     3.2          Bylaws(1)

     3.3 Certificate of Designations and Preferences of Series C Convertible Preferred Stock(3)

     10.94        Consulting Agreement with Steven Dong(5)

     10.95        Consulting Agreement with Lee Linton(6)

     10.96        Second Addendum to Fee Agreement with Morris Gore(6)

     10.97        Fee Agreement with Kenneth R. O'Neal(6)

     10.9         Fee Agreement with Geoffrey G. Riggs(6)

     10.100       Fee Agreement with Jonathan L. Small(6)

     10.101       Addendum to Consulting Agreement with Sandra V. Alsina(6)

     10.102       Fee Agreement with Michael Manson, C.P.A.(6)

     10.103       Addendum to Consulting Agreement with Steven H. Dong(6)

     10.104       Third Addendum to Consulting Agreement with John D. Desbrow(6)

     10.105       Second Addendum to Consulting Agreement with J. L.
                  Lawver Corp.(6)

     10.106       Non-Qualified Stock Option Agreement with Fred G.  Luke(6)

     10.107 Engagement Letter and Fee Agreement with Woodcox Advertising & Communications(7)

     10.108       Third Addendum to Consulting Agreement with Structure
                  America(7)

     10.109       Second Addendum to Engagement Letter with OTC
                  Communications(7)

     10.110       Consulting Agreement with Albert Rapuano(7)

     10.111       January 3, 1996 Addendum to Consulting Agreement with J. L.
                  Lawver(7)

     10.112       1996 Employee Stock Benefit Plan(7)

     10.113       Second Addendum to Fee Agreement with Morris C. Gore(7)

     10.114       Third Addendum to Fee Agreement with James R.  Gordon(7)

     10.115 Contracting Agreement with Dynamic Telecommunications, Inc. dba Dynatel(7)

     10.116       Lease Agreement with Theodore DeTello(9)

     10.117 Promissory Note and Security Agreement with Foothill Capital Corporation(10)

     10.118 Asset Purchase Agreement dated September 28,1995 with Silver Faith Development Limited(8)

     10.119 Assignment and Bill of Sale dated September 30, 1995 from Silver Faith Development Limited(8)

     10.120 Assignment dated December 29, 1995 to NuOasis International, Inc., a California Corporation

     10.121 $21,000,000 Convertible Secured Promissory Note dated December 31, 1995 to Silver Faith Development Limited(8)

     10.122 Assumption Agreement and Release of Liability with Silver Faith Development Limited dated May 16, 1996(9)

     10.123 Amendment, Modification and Ratification of Asset Purchase Agreement with Silver Faith Development Limited and Beijing Grand Canal Real Estate Development Co., Ltd.(9)

     10.124 Purchase and Sale Agreement dated August 8, 1996 between NuOasis International Inc., and The Hartcourt Companies, Inc.(9)

     10.125 $12,000,000 Convertible Secured Promissory Note dated August 8, 1996 issued by The Hartcourt Companies, Inc. to NuOasis International Inc.(9)

     10.126 Security Agreement dated August 8, 1996 between NuOasis International Inc. and The Hartcourt Companies, Inc.(9)

     10.127 Assignment and Indemnification Agreement dated August 30, 1996 between NuOasis International, Inc. and The Hartcourt Companies, Inc.(9)

     10.128 Assignment and Bill of Sale between NuOasis International, Inc., and Silver Faith Development Limited(9)

     10.129 Agreement between NuOasis International, Inc. and Silver Faith Development Limited(9)

     10.130 $3,000,000 Secured Contingent Promissory Note dated May 25, 1995 from Nona Morelli's II, Inc., to Ng Man Sun dba Dragon Sight International Amusement (Macau) Company(9)

     10.131 Assignment dated December 29, 1995 from Nona Morelli's II, Inc. to NuOasis International Inc.(9)

     10.132 Letter of Intent dated August 5, 1996 between the Company and Ng Man Sun dba Dragon Sight International Amusement (Macau) Company(9)

     10.133 Purchase Agreement dated August 30, 1996 between NuOasis International Inc. and various purchasers(9)

     10.134       Option Agreement with Joseph Monterosso dated June 13, 1996(9)

     10.135 Casino Lease and Operating Management Contract between Societe Loisirs Club Hammamet and Cleopatra Place Limited(9)

     10.136 Letter of Intent between Compagnie Monastirienne Immobiliere et Touristique and Cleopatra Palace Limited(9)

     10.137 Letter of Intent dated September 24, 1996 between the Company and Grand Hotel Krasnapolsky N.V.(9)

     10.138 Collateral Substitution Agreement dated December 29, 1995 between the Company and Ng Man Sun(9)

     10.139 Collateral Release Agreement dated September 30, 1996 between the Company and Ng Man Sun(9)

     10.140 Agreement of Exchange dated September 30, 1996 between NuOasis International, Inc. and C/A/K Trustkantoor N.V.(9)

     10.141       Operating Agreement between Ng Man Sun and Nona Morelli's II,
                  Inc.(9)

     10.142       Consent to Sale of Interest and Termination of Operating
                  Agreement(9)

     10.143 Agreement dated July 31, 1996 between NuOasis International, Inc. and Ng Man Sun(9)

     10.144 Casino Lease and Operating Management Contact between Societe' d'Animation et de Loisirs Touristiques (S.A.L.T.) and Cleopatra Palace Limited(9)

     10.145       Fourth Addendum to Consulting Agreement with John D.
                  Desbrow(9)

     10.146 Assumption Agreement and Release of Liability with Ng Man Sun dated December 29, 1995(9)

     10.147       Second Addendum to Consulting Agreement with Steven H. Dong(9)

     10.148 Agreement dated October 2, 1996 between NuOasis International, Inc. and Cleopatra World, Inc.(9)

     10.149 Amendment to Letter Agreement dated October 7, 1996 by and between NuOasis International, Inc. and Cleopatra Palace Limited (the "Letter Agreement")(9)

     10.150 Letter of Intent between Compagnie Monastirienne Immobiliere et Touristique and Cleopatra World, Inc.(9)

     10.151 Master Lease between Fantastic Foods International, Inc. and American Charities Underwriters, Inc.(9)

     10.152 Market Analysis of the property at 1745 Erie Avenue, Pueblo, CO. 81001(10)

     10.153 Second Amendment to Letter Agreement dated October 7, 1996 by and between NuOasis International, Inc. and Cleopatra Palace Limited (the "Letter Agreement")(10)

     10.154 Assignment dated November 27, 1996 from NuOasis International, Inc. and Cleopatra Palace Limited(10)

     10.155 Agreement dated October 27, 1996 between NuOasis International, Inc. and Grand Hotel Krasnopolsky N.V.(10)

     10.156 Agreement dated November 13, 1996 between Cleopatra Palace Limited and International Banking Company Caribbean N.V.(10)

     10.157 Option Agreement dated June 13, 1997 between Nona Morelli's II, Inc. and Joseph Monterosso(10)

     10.158 Stock Purchase Agreement dated May 30, 1997 between Nona Morelli's II, Inc. and Joseph Monterosso(10)

     10.159       Stock Purchase Agreement dated December 19, 1996 with
                  Exhibits A through F between NuOasis Gaming, Inc. and National Pools Corporation(10)

     10.160 Stock Purchase Agreement dated May 4, 1997 between NuOasis Gaming, Inc. and Nona Morelli's II, Inc.(10)

     10.161 National Pools Corporation letter to Fred G. Luke dated June 4, 1997(10)

     10.162 Letter to/from Richard Skjerven dated June 2, 1997, RE: Escrow Instructions - Stock Purchase Agreement between Nona Morelli's II, Inc. and National Pools Corporation(10)

     10.163 Assignment between NuOasis Gaming, Inc. and Nona Morelli's II, Inc. dated May 5, 1997(10)

     10.164 Indemnification Agreement dated May 30, 1997 between NuOasis Gaming, Inc. and Nona Morelli's II, Inc.(10)

     10.165 Indemnification Agreement dated May 30, 1997 between NuOasis Gaming, Inc. and Fred G. Luke(10)

     10.166       Warrant Purchase Agreement dated August 22, 1997(10)

     10.167 Letter from Fred G. Luke to Mr. Joseph Monterosso, GRPV, dated September 5, 1997, RE: Notice of Conversion of 100,000 shares of Series B Preferred Stock(10)

     10.168       Letter to Joseph Monterosso, GRPV, dated September 3, 1997,
                  RE: Extension and modification of Put/Option Agreement and Warrant Purchase Agreement dated August 22, 1997(10)

     10.169       Put/Option Agreement, dated August 22, 1997(10)

     10.170       Amendment to Agreement, dated August 22, 1997(10)

     10.171 Stock Swap Agreement with Flexweight Corporation, dated May 1, 1998

     22.1         Schedule of Subsidiaries of the Company

      27.         Financial Data Schedule

     (1) Incorporated by reference from the like numbered exhibits filed with the Company's Registration Statement on Form S-18, SEC File No. 33-32127-D

     (2) Incorporated by reference from the like numbered exhibits filed with the Company's Registration Statement on Form S-1, SEC File No. 33-43402

     (3) Incorporated by reference from the like-numbered exhibits filed with the Company's 10-K for the fiscal year ended June 30, 1992

     (4) Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-57270

     (5) Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-94498

     (6) Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-99060

     (7) Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-31064

     (8) Incorporated by reference to Exhibit to Form 8-K dated December 31, 1995, filed on March 5, 1996

     (9) Incorporated by reference from the like numbered exhibits filed with the Company's Form 10-KSB for fiscal year ended June 30, 1996

     (10) Incorporated by reference to exhibits to former 8-K dated October 16, 1997, filed on or about October 21, 1997

(d)           Reports

              None

                                   SIGNATURES



     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NuOASIS RESORTS, INC.
                                 (formerly, Nona Morelli's II, Inc.)

Date: July 12, 2000              By: /s/  Fred G. Luke
                                          Fred G. Luke
                                          President and Chairman

Date: July 12, 2000              By: /s/  Jon L. Lawver
                                          Jon L. Lawver,
                                          Director and President,
                                          Fantastic Foods International, Inc.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                 NuOASIS RESORTS, INC.
                                 (formerly, Nona Morelli's II, Inc.)

Date: July 12, 2000              By: /s/  Fred G. Luke
                                          Fred G. Luke, President and Chairman

Date: July 12, 2000              By: /s/  Jon L. Lawver
                                          Jon L. Lawver,
                                          Director and President,
                                          Fantastic Foods International, Inc.

                              NUOASIS RESORTS, INC.


                   Index to Consolidated Financial Statements





Description                                                                Page

Independent Auditors' Report............................................... F-2

Consolidated Balance Sheet as of June 30, 1998............................. F-3

Consolidated Statements of Operations for the years ended
  June 30, 1998 and 1997................................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended June 30, 1998 and 1997............................... F-5

Consolidated Statements of Cash Flows for the years ended
  June 30, 1998 and 1997................................................... F-6

Notes to Consolidated Financial Statements................................. F-8

                               HASKELL & WHITE LLP
                            16485 Laguna Canyon Road
                                Irvine, CA 92618
                  Telephone: (949) 833-8312; Fax (949) 833-9421

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
NuOasis Resorts, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of NuOasis Resorts, Inc. (the "Company") as of June 30, 1998, and the related consolidated statements of operations, Stockholders' equity (deficit) and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1998, and the consolidated results of its operations and cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a net stockholders' deficit at June 30, 1998. Further, the Company requires substantial long-term financing to complete certain projects, as well as working capital financing to meet its past-due and current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                           /s/ HASKELL & WHITE LLP
                                               HASKELL & WHITE LLP
Irvine, California
May 11, 2000

                              NUOASIS RESORTS, INC.
                           Consolidated Balance Sheet
                               As of June 30, 1998

ASSETS
Current assets:
 Cash                                                   $     147,739
  Amounts receivable, net of allowance
    for doubtful accounts of $50,391                          686,546
 Equity investments                                           715,000
 Inventory                                                    203,765
 Other current assets                                         201,908
     Total current assets                                   1,954,958
Property and equipment:
Gaming equipment                                               18,109
Food manufacturing equipment                                1,143,013
Accumulated depreciation and amortization                  (1,009,964)
     Total property and equipment, net                        151,158
Other assets:
 Equity investments                                         2,000,000
 Receivable from STTG                                         984,892
 Security deposits                                            428,640
     Total other assets                                     3,413,532
TOTAL ASSETS                                            $   5,519,648
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                      $   1,948,247
  Accrued expenses                                          2,964,530
  Due to affiliates, net                                    1,034,884
  Notes payable                                               453,557
     Total current liabilities                              6,401,218
     Total liabilities                                      6,401,218
Minority interest                                           1,635,325
Commitments and contingencies  (Notes 2, 4, 8, and 12)

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized, issued and outstanding
  (aggregate liquidation value of up to $10,000,000)          240,000
Common stock, $.01 par value; 75,000,000 shares authorized;
 66,914,300 shares issued and outstanding                     669,143
Treasury shares                                            (4,715,200)
Additional paid-in-capital                                 46,887,088
Common stock subscriptions receivable                        (782,536)
Unrealized loss on equity investments                        (550,000)
Foreign currency valuation                                     68,295
Accumulated deficit                                       (44,333,685)
     Total stockholders' equity (deficit)                  (2,516,895)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)      $   5,519,648



           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
                      Consolidated Statements of Operations
                   For the Years Ended June 30, 1998 and 1997

                                                        Years Ended June  30,
                                                         1998            1997
Revenue:
 Hotel Rooms and Food                              $  5,292,604    $           -
 Food Distribution                                      730,538        1,339,763
 Other                                                   47,869                -
                                                      6,071,011        1,339,763
Cost of revenue:
 Hotel Rooms and Food                                 5,512,702                -
 Food Distribution                                      469,440          903,446
Gross profit                                             88,869          436,317
Operating expenses:
 General and administrative expenses                  2,939,079          775,598
 Legal and professional fees                          1,296,046        1,844,749
 Depreciation and amortization                           90,966          128,578
 Loss (gain) on sale of investments                      61,675         (553,840)
 Impairment of advances/investments                   6,103,901                -
 Loss on sale of property and equipment                       -           89,213
    Total operating expenses                         10,491,667        2,284,298
Operating loss                                      (10,402,798)      (1,847,981)
Other income (expenses):
 Interest expense, net                                 (177,411)         (96,594)
 Losses in equity investments                                 -       (3,061,944)
 Other                                                   26,690           65,847
Total other expenses                                   (150,721)      (3,092,691)
Net loss before income tax benefit (provision)
 and discontinued operation                         (10,553,519)      (4,940,672)
Income tax (provision) benefit                             (800)         382,494
Net loss before discontinued operation              (10,554,319)      (4,558,178)
Discontinued operation:
 Net loss of discontinued operation                           -       (3,118,107)
 Gain on disposal of discontinued operation                   -          350,249
Net loss                                           $(10,554,319)   $  (7,326,036)
Per share amounts:
  Net loss before discontinued operation           $       (.20)   $        (.10)
  Discontinued operation                                      -             (.06)
Basic and diluted net loss per common share        $       (.20)   $        (.16)
Weighted average number of common shares
 outstanding used to compute net loss per
 common share                                        52,629,341       46,863,961



           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
            Consolidated Statement of Stockholders' Equity (Deficit)
                   For the Years Ended June 30, 1998 and 1997
                           (In Thousands of Dollars)

                                                                                          Unreal.
                   Preferred         Common           Treasury                   Common   Loss on
                     Stock            Stock             Stock        Additional   Stock   Mktbl.    Fgn.
                                                                       Paid-In  Subscpt's Equity   Curr.   Accum.
                                                                       Capital   Receiv.  Securit. Valu.  Deficit   Total
                Shares   Amount   Shares  Amount    Shares    Amount
Balance at
July 1, 1996  24,000,000  $240  45,022,300 $450  20,000,115 $(10,002)  $ 47,649 $(1,708)   $   -   $  -  $(30,220) $ 6,409
Issuance of
 common stock          -     -   3,802,000   38           -        -      1,179       -        -      -         -    1,217

Net change in
 common stock
 subscription
 receivable            -     -           -    -           -        -          -   1,383        -      -         -    1,383

Net effects
 of the
  disposition
  of Group V           -     -           -    -           -        -          -       -               -     3,766    3,766

Net loss               -     -           -    -           -        -          -       -        -      -    (7,326)  (7,326)
Balance at
 June 30,1997 24,000,000   240  48,824,300  488  20,000,115  (10,002)    48,828    (325)       -      -   (33,780)   5,449

Issuance of
 common stock          -     -  18,090,000  181           -        -      1,319       -        -      -         -    1,500

Issuance of
 treasury
  stock                -     -           -    - (10,569,715)   5,287     (3,259)      -        -      -         -    2,028

Net change
 in common
 stock
 subscription
 receivable            -     -           -    -           -        -          -    (458)       -      -         -     (458)

Unrealized
 loss on
 marketable
 equity
 securities            -     -           -    -           -        -          -       -     (550)     -         -     (550)

Foreign
 currency
 translation
 adjustment            -     -           -    -           -        -          -       -        -     68         -       68

Net loss                     -           -    -           -        -          -       -        -      -   (10,554) (10,554)
Balance at
 June 30,1998 24,000,000  $240  66,914,300 $669   9,430,400 $ (4,715)  $ 46,888  $ (783)   $(550)  $ 68  $(44,334)$ (2,517)


          See accompanying notes to consolidated financial statements.

                              NUOASIS RESORTS, INC.
                      Consolidated Statements of Cash Flows
                     For Years Ended June 30, 1998 and 1997

                                                                    1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $(10,554,319)  $(7,326,036)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                     90,966       128,578
    Common stock exchanged for services                            1,499,973     1,334,311
    Income tax benefit                                                     -      (382,494)
    Loss (gain) on investments                                        61,675      (553,840)
    Loss on sale of property and equipment                                 -        89,213
    Losses in equity investments                                           -     3,061,944
    Other                                                                  -        45,414
    Discontinued operation                                                 -     2,767,858
    Write-off of advances/investments                              6,103,901             -
  Increases (decreases) from changes in assets and liabilities:
    Accounts receivable, net                                      (1,018,241)     (151,528)
    Due from affiliates                                            2,170,158     3,887,435
    Inventory                                                          2,645        58,426
    Other current assets                                                   -        15,000
    Deposits and other assets                                        (38,640)       (4,550)
    Accounts payable and accrued expenses                           (611,379)     (708,384)
    Due to affiliates                                               (475,678)     (182,814)
    Net liabilities of discontinued operation                              -       964,615
Net cash (used in) provided by operating activities               (2,768,939)    3,043,148

CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed asset additions                                             (168,539)            -
  Proceeds from sales of assets                                    2,331,727       432,922
  Cash acquired in acquisition                                       104,454             -
  Purchase of leasehold improvements and equipment                         -        (9,686)
Net cash provided by investing activities                          2,267,642       423,236

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from collection of stockholder receivables                      -       198,758
  Proceeds from issuance of note payable                             200,000       100,000
  Principal payments on notes payable                               (127,698)   (3,238,844)
Net cash provided by (used in) financing activities                   72,302    (2,940,086)


Net (decrease) increase in cash                                     (428,995)      526,298
Cash and cash equivalents, beginning of period                       576,734        50,436
Cash and cash equivalents, end of period                        $    147,739   $   576,734




           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
                Consolidated Statements of Cash Flows (continued)
                     For Years Ended June 30, 1998 and 1997




                                                                         1998         1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                          $        -  $   47,547
    Income taxes                                                      $      800  $    2,480

Non-cash investing and financing activities:
    Exercise of options for reduction of debt                         $        -  $   29,200
    Note received for sale of property and equipment                  $        -  $   50,000
    Exchange of Hartcourt Shares for equity in Cleopatra's World
          and Cleopatra                                               $        -  $5,775,000
    Effects of the consolidation of Cleopatra from non-cash
      acquisition of controlling interest
          Cash                                                        $        -  $  525,056
          Accounts receivable                                         $  619,284  $        -
          Inventories                                                 $  171,237  $        -
          Due from affiliates, net                                    $  553,840  $1,543,674
          Equity investments                                          $  715,000  $3,800,022
          Other assets                                                $  201,908  $1,029,617
          Accounts payable and accrued expenses                       $4,372,911  $  793,698
          Stockholders' equity                                        $        -  $6,104,671
    Treasury stock exchanged for assets and services                  $5,287,225  $        -








           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 and 1997



1.  Summary of Significant Accounting Policies and Description of Business

Description of Business

NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.) and its subsidiaries (the "Company"), a Nevada corporation (formerly, a Colorado corporation), operates as a holding company for leisure and entertainment-related businesses. At June 30, 1998, the Company had seven wholly-owned subsidiaries and two majority-owned subsidiaries engaged in food manufacturing and distribution, casino gaming and hotel management.

The activities of the Company's subsidiaries are domestic and international, with existing food manufacturing activities in the United States, and casino gaming and hotel management activities in North Africa.

Principles of Consolidation

The June 30, 1998 consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods"), Casino Management of America, Inc. ("CMA") NuOasis Laughlin, Inc., ("NuLA") NuOasis Las Vegas, Inc. ("NuLV"), ACI Asset Management Inc. ("ACI") and NuOasis Properties, Inc. ("NuOasis Properties"), its 70% owned subsidiary, Cleopatra Palace Limited ("Cleopatra"), and its 60% owned subsidiary Cleopatra's World, Inc. ("Cleopatra's World" or "CWI").

The June 30, 1997 consolidated financial statements include each of the entities described above, except that they exclude Cleopatra's World, which was a 50% owned subsidiary, and they include Group V Corporation, formerly NuOasis Gaming, Inc., and now known as TotalAxcess.com, Inc., and its subsidiaries ("Group V") through June 13, 1997, the date in which the Company sold its controlling interest in Group V.

All material intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

The accompanying consolidated balance sheet as of June 30, 1998 includes minority interest of $1,635,325. Such amount represents 30% of the stockholders' equity of Cleopatra that is not owned by the Company at June 30, 1998.

Management Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less on the date of acquisition to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market, computed on the first-in, first-out basis.

Property and Equipment and Depreciation

Property and equipment, including amounts recorded under capital leases, are stated at cost. Repairs and maintenance are charged to expense as incurred and expenditures for improvements are capitalized. The Company evaluates the usage of its equipment throughout the fiscal year.

Depreciation of property and equipment, and amortization of assets under capital leases is provided over the lesser of the estimated useful lives of the assets or the lease term using the straight-line method. Estimated useful lives are 7 to 10 years for factory equipment, 5 to 7 years for furniture, fixtures and transportation equipment.

Depreciation expense, including amortization of assets under capital lease arrangements, charged to operations was $90,966 and $128,578 for the years ended June 30, 1998 and 1997, respectively.

Equity Investments

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Investments In Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and investment in debt securities. The statement requires that management classify these investments as either held-to-maturity, available for sale or trading securities.

As of June 30, 1998, the Company owns 880,000 shares of common stock of The Hartcourt Companies, Inc. Management has classified these equity securities as available-for-sale based on its intent to continue to exchange the equity securities for other assets. In accordance with SFAS No. 115, these equity securities are presented in the accompanying consolidated balance sheet as current assets at their estimated fair market value. At June 30, 1998, unrealized holding losses in these securities aggregated $550,000.

As described in Note 3, the Company has an additional equity investment in a private entity in which its equity interest is 9%.

Impairment Loss

In accordance with SFAS No. 121, when indicators of impairment are present, the Company assesses whether there has been a permanent impairment in the value of its long-lived assets by considering such factors as estimated, undiscounted future net cash flows, trends and prospects and other economic factors. During Fiscal 1998, management determined that certain Cleopatra and Cleopatra's World tangible and intangible assets, as well as certain investments in and advances to these entities, were impaired. Such determination considered factors such as the actual financial and operational performance of these entities versus expected levels of performance, the lack of current financing commitments and future prospects. Additionally, the Company wrote-off advances to and investments in Cleopatra Hammamet and Cleopatra Cap Gammarth (Note 3), as well as certain Group V shares of common stock (Note 2). As a result of the above, the Company recognized a charge aggregating $6,103,901 in the accompanying statement of operations for the year ended June 30, 1998.

Loss Per Share

The net loss per share is computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents were not considered in the calculations as the effect would have been anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state income tax reporting purposes.

Revenue Recognition

Cleopatra's World recognizes revenue as it is earned, which is generally the date upon which a hotel guest occupies a room and/or utilizes the hotel's services. Fantastic Foods recognizes revenue upon shipment of food products to its customers. The management of Cleopatra's World and Fantastic Foods perform ongoing credit evaluations and potential credit losses are expensed at the time the related accounts receivable is estimated to be uncollectible. Historically, credit losses have not been material to the operation of either Cleopatra's World or Fantastic Foods.

Discontinued Operation

As discussed in Note 2, the Company sold its controlling interest in Group V during Fiscal 1997. Accordingly, Group V's results have been accounted for as a discontinued operation in the accompanying consolidated financial statements. The following table summarizes amounts recorded as the net loss of discontinued operation in the accompanying consolidated statements of operations:

                                               For the Year Ended
                                                  June 30, 1997
General and administrative expenses                $   287,329
Professional services                                  490,406
Write off of NPC goodwill                            3,318,107
Other                                                  171,315
Loss on discontinued operations of CMA
  and GRPV                                             219,497
Gain on debt forgiveness                            (1,368,454)
          Net loss                                 $ 3,118,200

Employee Stock Options

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow APB Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted during the years ended June 30, 1998 and 1997.

Issuance of Stock for Services

Shares of the Company's common stock issued to non-employees for services are recorded in accordance with SFAS No. 123 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is more reliably measurable.

Fair Value of Financial Instruments

SFAS No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. The fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. The Company has determined that the fair value of all financial instruments approximated their carrying value as of June 30, 1998.

Reclassification of Prior Year Amounts

To enhance comparability, the 1997 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1998.

Going Concern

The Company has experienced recurring net losses, has limited liquid resources and a significant working capital deficit, management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will continue operating with minimal overhead and key administrative functions will be provided by consultants who are compensated primarily with the Company's common stock. Management estimates that the Company will need to utilize its common stock to fund its operations through at least Fiscal 2000. Also, as disclosed in Note 13, the Cleopatra entities effected a restructuring during Fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Recent Accounting Standards

In February 1997, FASB issued SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period. "Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if any dilutive potential common stock had been issued. The issuance of anti-dilutive potential common stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and, accordingly, the Company has adopted the provisions of this statement in the accompanying financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision of this statement in Fiscal 1999. Management does not expect this statement to significantly impact the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in Fiscal 1999. Management does not expect this statement to significantly impact the Company's financial statements.

2.  Acquisition and Liquidation of Investments

Cleopatra

In October 1993, the Company acquired a 70% equity interest in Cleopatra Palace Limited, an Irish corporation ("Cleopatra"). Cleopatra is the lessee of a 200,000 square foot casino and Las Vegas-style showroom presently under construction (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract with Societe Touristique Tunisie-Golfe ("STTG"). The Cap Gammarth Casino has not yet been completed and no financing is currently in place to complete the project. However, the Company is negotiating possible joint ventures with foreign investment groups, and exploring potential debt and/or equity financing alternatives.

In October 1994, Cleopatra entered into an agreement with Societe Loisirs Club Hammamet ("Club Hammamet") to lease and operate a 60,000 square foot casino and French-style cabaret in Hammamet, Tunisia (the "Hammamet Casino"). During Fiscal 1997, the lease with STTG and the lease with Club Hammamet were each modified several times and, as to the lease on the Cap Gammarth Casino, the real property interest was transferred from STTG to Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT") resulting in a change in lessor from STTG to SALT. The Hammamet Casino was completed and opened for business in December 1998.

In May 1995, the Company exchanged a 42% interest in Cleopatra for a 40% net profits interest in gaming operations conducted at the Holiday Inn and Hyatt hotels in Macau. However, in June 1997, the Company reacquired the 42% interest in Cleopatra as part of a recapitalization of Cleopatra resulting in an increase in the Company's ownership of Cleopatra to 70% from 28%. Accordingly, the accounts of Cleopatra as of June 30, 1998 and 1997, are consolidated with the Company and the investment is no longer accounted for using the equity method of accounting.

During April 1998, and in anticipation of a restructuring of the Cleopatra themed entities (Note 13), Cleopatra exchanged its equity ownership in SALT, the Hammamet Casino lease and certain advances due from Cleopatra Hammamet with Cleopatra's World for approximately $13 million in notes receivables, which were eliminated in consolidation as of June 30, 1998.

In July 1998, Cleopatra, Cleopatra's World, and certain other Cleopatra themed entities effected a restructuring which resulted in the Company disposing of its interest in Cleopatra, decreasing its rights to future equity interests in Cleopatra Hammamet and increasing its interest in Cleopatra's World.

Cleopatra's World

During Fiscal 1997, NuOasis International Inc. exchanged 600,000 shares of common stock of The Hartcourt Companies Inc. for a 50% equity ownership in Cleopatra's World, Inc. a British Virgin Island corporation ("Cleopatra's World"). Cleopatra's World is the lessee of the Le Palace Hotel and the real estate and improvements surrounding the Cap Gammarth Casino.

Effective April 30, 1998, the Company acquired an additional 10% equity interest in Cleopatra's World in exchange for $10,000,000 of notes payable issued by NuOasis Resorts, Inc., 2,000,000 shares of treasury stock (Note 7), and 280,000 shares of common stock of The Hartcourt Companies Inc. In addition, the Company also transferred its rights under the Warrant Note and the Put (see below) to Cleopatra's World. As a result of this exchange, the Company's interest in Cleopatra's World increased from 50% to 60% and, accordingly, the accounts of Cleopatra's World are consolidated with those of the Company as of June 30, 1998.

Acquisition of NPC, CMA, NuOasis Las Vegas, NuOasis Laughlin and the Sale of Group V

In December 1995, Group V, as a subsidiary of the Company, entered into an agreement with the shareholders of National Pools Corporation ("NPC") to acquire all of the issued and outstanding shares of NPC.

In June 1996, the Company, then the controlling parent of Group V, granted an option (the "Group V Option") to Mr. Joseph Monterosso ("Monterosso"), the new President of Group V, to acquire 250,000 shares of Group V Series B Preferred stock (the "Group V B Shares") owned by the Company. The Group V Option was exercisable at a price of $13.00 per share.

In December 1996, Group V closed the purchase of NPC, making NPC a wholly-owned subsidiary of Group V. In June 1997, following the Group V purchase of NPC, Monterosso exercised the Group V Option to purchase 128,041 Group V B Shares, at $13.00 per share, by payment to the Company of approximately $1,665,000. Additionally, in June 1997, Group V sold CMA and its wholly-owned subsidiaries, NuLV and NuLA, to the Company for $1,140,000 in cash, notes receivable from Group V aggregating $245,836, and a credit against the Company's intercompany account with Group V of $95,000.

In August 1997, but effective June 1996, the Group V Option was amended (the "Amended Option") canceling the right to acquire 100,000 of the 121,959 remaining Group V B Shares and increasing the exercise price for the balance, or 21,959 shares, from $13.00 per share to $72.20 per share. The Company subsequently converted the 100,000 shares of Group V B Shares into 7,800,000 shares of Group V common stock. In September 1997, but effective June 1997, Monterosso exercised the Amended Option to purchase 21,959 Group V B Shares, at $72.20 per share, by payment to the Company of approximately $1,585,000. Concurrently, Group V released the Company for liability, if any, arising from any events when the Company controlled Group V, in exchange for approximately $1,585,000.

Also in September 1997, the Company and Monterosso entered into a Put/Option Agreement (the "Put") under which Monterosso had the option to purchase and the Company had the right to require Monterosso to purchase the Company's remaining 7,800,000 common shares at a price of $.15 per share.

Concurrent with the Put, the Company sold to Monterosso its interest in 6,000,000 New Class D Warrants to purchase common stock of Group V (the "Group V D Warrants"). Each Group V D Warrant is exercisable at $1.00 per share and will entitle the holder to receive upon exercise two shares of Group V common stock, or a total of 12,000,000 common shares. The consideration for the Group V D Warrants consisted of a $1,800,000 promissory note due in September 1998 (the "Warrant Note"). In connection with the Company's acquisition of an additional 10% equity interest in Cleopatra's World that is described above, the Company exchanged its rights in the Warrant Note and the Put with Cleopatra's World.

As a result of the transactions described above, a change in control of Group V occurred and, as of June 13, 1997, Group V is no longer a controlled subsidiary of the Company. In connection with the sale transactions described above, the Company recorded an aggregate net gain on disposal of discontinued operations of approximately $350,000 during Fiscal 1997.

In November 1998, Group V and Monterosso filed a lawsuit against the Company and certain other defendants alleging material misrepresentations in connection with the sales of the Group V D Warrants and the Group V B Shares (Note 12).

During the year ended June 30, 1998, the Company transferred certain assets, including its rights in the Put and the Warrant Note, to CWI in exchange for additional equity interests. As a result of this exchange, CWI received approximately 4.8 million shares of Group V common shares. During fiscal 1998, CWI satisfied certain liabilities by exchanging shares of GRPV common stock, and as of June 30, 1998, CWI owned approximately 2.0 million Group V shares. Given the uncertainty surrounding the pending litigation with GRPV and Monterosso (Note 12), management believes that such shares have been impaired, and as a result, the related carrying value of the securities has been reduced to $0.

Additionally, in connection with the Put, the Company transferred approximately
2.8 million shares of Group V common stock to an escrow account pending delivery to Monterosso. The remaining shares of Group V common stock that were owned by the Company at June 30, 1997 that were not exchanged with CWI or transferred to an escrow account, were distributed to Monterosso and the escrow agent during the year ended June 30, 1998.

Sale of Pueblo Building

During Fiscal 1996, the Company remodeled and improved its food processing equipment in its California locations and leased its manufacturing facility in Pueblo, Colorado (the "Pueblo Building") held for sale.

On February 26, 1997, the lessee of the Company's Pueblo Building exercised an option to purchase the Pueblo Building. As part of the consideration received, the Company's mortgage debt in the principal amount of $215,392 was fully satisfied, it received cash in the amount of $148,820, and a note in the amount of $50,000, bearing 8% interest per annum and secured by the Pueblo Building. The $50,000 note was paid in full subsequent to June 30, 1997. In connection with the sale of the Pueblo building, the Company recorded a loss on sale of approximately $89,000.

3.  Equity Investments

The Company has the following equity investments as of June 30, 1998:


        Current Assets:

        The Hartcourt Companies, Inc.        $     715,000

        Non-Current Assets:

        SALT                                 $   2,000,000(A)



     (A) In Fiscal 1997, Cleopatra acquired a 20% interest in Societe D'Animation Et De Loisirs Club Touristique, a corporation incorporated in Tunisia ("SALT"). SALT is the owner of the Cap Gammarth Casino presently under construction and the lessor of the Cap Gammarth Casino leased by Cleopatra. In exchange for its 20% interest in SALT, Cleopatra made lease deposits of $2,000,000. Cleopatra subsequently received $300,000 as compensation for not exercising its pre-emption rights on a subsequent recapitalization by SALT, resulting in a dilution of Cleopatra's interest from 20% to 9%. No financial statements have been prepared for SALT to date.

As of June 30, 1998, the Company had investments in and advances to Cleopatra Hammamet aggregating approximately $3.7 million and investments in and advances to Cleopatra Cap Gammarth, a Company in organization, aggregating approximately $600,000. Although the Company does not own shares in these entities, the Company did contribute cash and assets to the entities in exchange for rights to future equity interests in any projects they may control. Cleopatra Cap Gammarth and Cleopatra Hammamet's ability to continue as a going concern is dependent upon many factors, such as the ability to fulfill their financial commitments (see Note 12), obtain financing and complete project development, and achieve and sustain profitable operations and positive cash flow. As a result of continued losses and the uncertainties surrounding these entities' ability to fund future commitments and achieve positive cash flows, the Company wrote-off its related investments and advances during the year ended June 30, 1998.

During the year ended June 30, 1998, the Company sold 3,009,333 shares of Group V common stock under the Put described in Note 2. The Company subsequently exchanged the Put, and the 4,790,667 shares of Group V underlying the Put, with Cleopatra's World as described in Note 2. In addition, the Company satisfied a $700,000 note payable via the issuance of 700,000 shares of The Hartcourt Companies, Inc. common stock.

4.  Lease Deposit

The Company is required to maintain a lease deposit totaling $3 million for the benefit of the leaseholders of the Le Palace Hotel. In Fiscal 1998, the Company pledged 1,000,000 shares of the common stock of Oasis Resorts International, Inc. ("ORI"), formerly Flexweight Corporation, as collateral for the required lease deposit. These 1,000,000 shares of common stock were originally acquired by the Company via the issuance of 3,250,000 shares of treasury stock (Note 7), and have a book value of $390,000. At June 30, 1998, the Company was deficient in the collateral held for the lease deposit. ORI subsequently executed a one for five reverse stock split on February 8, 2000.

In February 2000, ORI issued an additional 550,000 shares of its common stock to provide additional security under the lease arrangement. Based on the value of such shares of common stock, the Company may be required to deposit additional collateral.

5.  Due To Affiliates

Due to affiliates, net is comprised of the following at June 30, 1998:


        Due to NuVen, net            $   995,785
        Due to officer, net               39,099
                                     $ 1,034,884


Advances to and from NuVen and the officer typically are non-interest bearing, have no stated repayment terms and are uncollateralized. As described in Note 9, NuVen is owned by certain officers of the Company.

Certain of the Company's subsidiaries have entered into Management and Advisory Agreements with NuVen that are described in Note 9. The Company also has a $256,236 common stock subscription receivable from its officer that is described in Note 7.

6.  Notes Payable

Notes payable at June 30, 1998 consists of the following:


Note payable - investor
   Due July 1998, payable in full, including interest at 6 2/3% $ 200,000 Note payable - financial institution
   Due November 1999, payable in monthly principal
   installments of $7,290 plus interest at prime plus 4%
   (12.5% at June 30, 1998)                                              124,010
Note payable - financial institution
   Due March 1998, payable in full, including interest at 18%            100,000
Note payable - financial institution
   Due June 1999, payable in full, including interest at prime
   plus 6% (14.5% at June 30,  1998)                                      29,547
                                                                     $   453,557

NuOasis International has a $200,000 note payable to an investor that bears interest at 6 2/3%, was due in July 1998 and is collateralized by 2,000,000 shares of common stock of NuOasis Resorts, Inc. This note was paid in full during the year ended June 30, 1999.

In October 1995, Fantastic Foods entered into a working capital loan agreement (the "Loan") with a financial institution, whereby Fantastic Foods borrowed $350,000. The Loan was evidenced by a forty- seven month note bearing interest at the rate of prime plus 4% per annum and collateralized by all accounts receivable, inventory, and equipment related to Fantastic Foods food manufacturing activities. At June 30, 1998, the outstanding principal balance of the Loan was $124,010. This note was paid in full during the year ended June 30, 1999.

On March 20, 1997, Fantastic Foods entered into a working capital loan agreement, collateralized by the Notes Receivables received from the sale of the Pueblo building (Note 2), for $100,000 bearing interest at 18% per annum and maturing on March 19, 1998. This debt was assumed in its entirety by NuOasis and is past due at June 30, 1998.

On July 22, 1996, Fantastic Foods entered into a $150,000 line of credit agreement which is collateralized by the Fantastic Foods accounts receivable. The line of credit has an outstanding principal balance of $29,547 as of June 30, 1998 and outstanding amounts bear interest at prime plus 6%. The line of credit expired in June 1999, and has been repaid in full.

Minimum annual principal repayments of notes payable are as follows:

       Year Ending                  Amounts
        June 30,                      Due
          1999                    $   417,107
          2000                         36,450

                                  $   453,557

7.  Stockholders' Equity

Capitalization

Except for shares issued for services, there were no private offerings conducted during the years ended June 30, 1998 or 1997.

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, which are divided into four classes or series: Series A, Series B, Series C and Series D. All Series A, Series B, and Series C preferred stock was redeemed by the Company prior to or during Fiscal 1996, and returned to the preferred stock treasury.

During the fiscal year ended June 30, 1993, the Company designated a Series D Voting Convertible Preferred Stock out of the 24,130,000 redeemed shares of Series A, Series B and Series C Preferred Stock (the "D' Preferred"). The D Preferred consists of 24,000,000 shares which were issued to NuVen Advisors Inc., formerly New World Capital Inc. ("NuVen") in exchange for investment securities with an estimated market value, based upon independent legal and valuation opinions at the time, discounted approximately 50% at the date of transfer, of $10,000,000. Due to the lack of a date and value certain as to the redemption and incomplete trading history of the investment securities, at June 30, 1993, the $10,000,000 aggregate estimated market value of the investment securities was fully reserved by the Company by a charge against Additional Paid-in Capital for financial statement purposes.

The D Preferred is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000, or convertible, at the option of the holder, into a maximum of 10,000,000 shares of the Company's common stock. The right to convert the D Preferred expired in July 1998 and was extended by the Board of Directors to July 2003.

Common Stock Subscriptions

Common stock subscriptions receivable as of June 30, 1998 consists primarily of receivables due from an officer and consultants.

During Fiscal 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Company in the amount of $440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made prior to year end and approximately $120,000 subsequent to year end. The note bears interest at 10% and is past due at June 30, 1998. The note receivable has an outstanding principal balance of $256,236 at June 30, 1998 and such amount is included in common stock subscriptions receivable in the accompanying consolidated balance sheet.

Treasury Stock

In August 1996, the Company sold its 40% net profits interest in gaming operations conducted at the Holiday Inn and Hyatt hotels in Macau. The consideration for the sale consisted of 20,000,000 shares of the Company's common stock originally issued by the Company in the purchase of the net profits interest. On or about September 30, 1996, the 20,000,000 shares were tendered to a third party escrow agent pending the purchases of replacement properties. The basis of the stock originally issued for the net profits interest aggregated $10,000,000, or $.50 per share, and such amount has been presented in the Company's consolidated financial statements as treasury stock.

During the year ended June 30, 1998, the Company issued an aggregate of 10,569,715 shares of treasury stock in the following transactions:

   - In October 1997, pursuant to an "Exchange Agreement", the Company reacquired 195,000 shares of common stock of Network Long Distance, Inc. ("Network") from Group V in exchange for $700,000 in cash, a $500,000 note payable and 3,600,000 treasury shares. Although the Exchange Agreement provided for the Company to receive cash of $700,000, the Company actually only received approximately $442,000 in cash. The difference of approximately $258,000 was applied to the outstanding balance of the Warrant Note and the Put (Note 2). The Network Shares reacquired by the Company were originally acquired by Group V from the Company in exchange for a release of liability effective June 1997 (See Note 2). During the year ended June 30, 1998, the Company sold all 195,006 shares of Network's common stock and recorded an aggregate loss on sale of $137,177.

   - In May 1998, the Company entered into an "Exchange Agreement" with Flexweight Corporation (currently, Oasis Resorts, Inc.) whereby the Company issued 3,250,000 shares of treasury stock in exchange for 1,000,000 shares of common stock of Flexweight Corporation and an option to purchase shares in the future such that the Company may maintain a 19.5% equity interest in Flexweight Corporation or $2.5 million in market value.

   - As described in Note 2, the Company issued 2,000,000 shares of treasury stock, along with $10,000,000 of notes payable issued by NuOasis Resorts, Inc., 280,000 shares of common stock of The Hartcourt Companies, Inc., and its rights in the Warrant Note and the Put, to Cleopatra's World in exchange for an additional 10% equity interest in Cleopatra's World that increased the Company's total equity interest in Cleopatra's World to 60%.

   - In April 1998, the Company issued 750,000 treasury shares to Cleopatra Cap Gammarth in exchange for rights to equity interests in any future projects that this entity may control. During the year ended June 30, 1998, the Company wrote-off this $105,000 investment (Note 3).

   - During the year ended June 30, 1998, the Company issued 969,715 treasury shares to the third party escrow agent and other parties in exchange for services rendered. The Company recorded general and administrative expenses aggregating $116,946 in connection with these issuances, based on the estimated fair market value of the shares issued.

In addition to the above transactions, the Company has not issued, but has pledged, an additional 1,500,000 shares of treasury stock as collateral for obligations of Cleopatra's World.

Because the fair value of the Company's common stock issued in these transactions was less than the $.50 per share basis of the common stock originally issued for the net profits interest, the Company has reduced additional paid in capital for the difference, which aggregated $3,259,279 during the year ended June 30, 1998.

Employee Stock Benefit Plan

An employee stock benefit plan ("ESBP") was established during Fiscal 1996, covering substantially all employees and consultants of the Company. There are no mandatory contributions required by either the Company or the employees and consultants, however, the ESBP provides for the issuance of up to 500,000 common shares of the Company at the discretion of the Board of Directors. To date, there have been no shares issued under the ESBP.

8.  Stock Option Plan

A summary of the status of stock option transactions for the years ended June 30, 1998 and 1997 is as follows:


                                          1998                1997
Outstanding at beginning of year       1,510,000            1,560,000
     Granted                                   -                    -
     Exercised                                 -              (50,000)
     Canceled or expired                       -                    -
Outstanding at end of year             1,510,000            1,510,000

Option price range at end of year          $0.58                $0.58
                                        to $4.00             to $4.00


At June 30, 1998, options for 1,510,000 shares were fully vested and exercisable. Options expire at various dates through December 2000, although options may be renewed at the discretion of the Company.


Exercised options

On October 8, 1996, 50,000 common shares were issued upon exercise of an option by the Company's former Secretary and Director in the amount of $29,200, or approximately $0.58 per share. In lieu of cash being received for payment of the exercise price, the Company received a credit of $29,200 against amounts owed to such officer for services performed pursuant to his consulting agreement.

9.  Related Party Transactions

Transactions With Officers

In September 1994, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and Chief Executive Officer ("Luke"). Luke has been serving as the Company's Chairman and CEO since approximately July 1993. The terms of the Employment Agreement call for Luke to receive approximately $10,000 per month, retroactive to July 1, 1994, for five (5) years as a base salary; granted him an option to purchase 1,000,000 shares of the Company's common stock exercisable at $1.10 per share; provides him with an annual bonus based upon a number of factors related to the Company's growth and performance which include;
(a) serving on the Company's Board of Directors and as its Chief Executive Officer; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the Chief Executive Officer of a publicly-held company; and requires the Company to purchase life insurance coverage, reimbursement for vehicle expenses, and provide other fringe benefits. No bonuses have been accrued, paid or are owed as of June 30, 1998. The Company expensed $120,000 during Fiscal Years 1998 and 1997 pursuant to the terms of the Employment Agreement. As described in Note 4, the Company has net advances due to Luke of $39,099 at June 30, 1998. As described in Note 6, the Company also has a $256,236 common stock subscription receivable from Luke.

Effective January 1, 1994, the Company entered into a Consulting Agreement with Jon L. Lawver and J. L. Lawver Corp. (collectively, "Lawver") pursuant to which Lawver was to perform professional services and to hold the office of President of Fantastic Foods. Pursuant to the Consulting Agreement, Lawver invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Lawver and the Company have agreed the price paid for the shares is deemed to be $100,000. The Consulting Agreement has been renewed on an annual basis by the Company through Fiscal 1998. The Company expensed $100,000 in Fiscal 1998 and 1997, and had $108,506 due to Lawver at June 30, 1998.

In August 1995, Group V entered into an Employment Agreement with Luke, pursuant to which he served as Group V's President from approximately March 31, 1994 through August 8, 1997 and as Chairman from approximately March 31, 1994 through November 25, 1997. The terms of the Employment Agreement call for Luke to receive approximately $4,500 per month, retroactive to April 1, 1994, for five years as a base salary; and, granted him an option to purchase 3,000,000 shares of Group V's common stock at an exercise price of $.12 per share. Group V expensed $54,000 during Fiscal 1997. Luke's Employment Agreement with Group V was terminated effective May 5, 1997.

Effective January 1, 1994, the Company and John D. Desbrow ("Desbrow") entered into a Consulting Agreement for the engagement of Desbrow to perform legal services and to hold the office of Secretary on behalf of the Company until December 31, 1994. Under the Consulting Agreement the Company contracted to pay Desbrow $150,000 payable in the Company's common stock issuable in monthly increments in arrears. Under the terms of the Consulting Agreement, Desbrow invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under
Section 16(b), Desbrow and the Company agreed that the price paid for the shares was deemed to be $150,000. The Company expensed $128,000 during Fiscal 1997 and had $120,158 due as of June 30, 1998. Mr. Desbrow's renewed Consulting Agreement was terminated on May 9, 1997.

Effective April 1, 1997, Group V renewed a Consulting Agreement with Desbrow through March 31, 1997 to perform legal services and to hold the office of Secretary. Under the renewed Consulting Agreement Group V contracted to pay Desbrow $75,000 per annum for the renewal term payable in Group V's common stock. In May 1997, 102,030 common shares were issued in settlement of all amounts owed to Desbrow as of May 5, 1997. Under the terms of the Consulting Agreement, Desbrow invoices Group V and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b), Desbrow and Group V have agreed the price paid for the shares is deemed to be $75,000. Group V expensed $62,500 during Fiscal 1997. Desbrow's renewed Consulting Agreement with Group V was terminated on May 5, 1997.

In July 1995, the Company entered into a Consulting Agreement with Steven H. Dong ("Dong"), pursuant to which Dong performed accounting services and held the office of Chief Financial Officer. Pursuant to the agreement, as amended, the Company agreed to pay Dong $145,000 per annum in cash or in the Company's common stock payable monthly in arrears and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $1.53 per share. Under the terms of the Consulting Agreement, Dong invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Dong and the Company have agreed the price paid for the shares is deemed to be $145,000. The Company expensed approximately $151,000 and $145,000 in Fiscal 1998 and 1997 and had approximately $229,000 due to Dong as of June 30, 1998.

In July 1996, Group V renewed a Consulting Agreement with Dong, pursuant to which Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1997. Pursuant to the renewed Consulting Agreement Group V agreed to pay Dong $39,000 per annum in cash or in Group V's common stock, payable monthly in arrears. In May 1997, 237,500 common shares were issued in settlement of all amounts owed to Dong as of May 5, 1997. Under the terms of the renewed Consulting Agreement, Dong invoices Group V and applies the net proceeds received from the sale of the stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b), Dong and Group V have agreed the price paid for the shares is deemed to be $39,000. Group V expensed $39,000 during Fiscal 1997 and Dong's renewed Consulting Agreement with Group V was terminated effective May 5, 1997.

In January 1996, the Company entered into a Consulting Agreement with Albert Rapuano ("Rapuano"), pursuant to which Rapuano is to perform gaming consulting services and to hold the office of President of NuOasis International through December 31, 1996. Pursuant to the agreement, the Company agreed to pay Rapuano $250,000 per annum in cash or in the Company's common stock payable monthly in arrears and granted him an option to purchase 500,000 shares of the Company's common stock at an exercise price of $.91 per share. Under the terms of the Consulting Agreement, Rapuano invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. For purposes of any "profit" computation under Section 16(b) Rapuano and the Company have agreed the price paid for the shares is deemed to be $250,000. The Company expensed $250,000 during Fiscal 1997 and had approximately $256,000 due to Rapuano as of June 30, 1998.

Transactions with  Directors and Affiliates

The Luke Trust and Lawver own 93% and 7%, respectively, of NuVen Advisors, Inc. ("NuVen"). Luke, as trustee of the Luke Trust, controls the Luke Trust and Jon
L. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. On June 14, 1993, NuVen acquired the D Preferred (Note 6), and as a result, NuVen became the Control Person of the Company. On June 14, 1993, Luke became a Director. On July 22, 1993, following the resignation of Frank Morelli II, Luke became the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. Luke, as Trustee of the Luke Trust, determines the voting of such shares and, as a result, may be deemed to control the Luke Trust and the disposition of 24,000,000 shares of the Company's D Preferred.

Effective February 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen ("NuVen Advisory Agreement") to perform professional and advisory services. Pursuant to the NuVen Advisory Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $.80 per share. The Company expensed $120,000 in Fiscal 1998 and 1997 and had a net amount of $139,325 due to NuVen as of June 30, 1998 (Note 4).

Effective July 1, 1994, NuOasis International entered into an Advisory and Management Agreement with NuVen to perform professional and advisory services. Pursuant to the agreement, NuOasis International agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 1,100,000 shares of common stock of NuOasis International exercisable at a price of 110% of the book value per share on the day of the grant. NuOasis International expensed $120,000 in Fiscal 1998 and 1997 and had $380,009 due to NuVen as of June 30, 1998.

Fantastic Foods, CMA, NuLA, NuLV, ACI and NuOasis Properties, (collectively "the Companies") each entered into Advisory and Management Agreements, and amendments hereto, (the "Agreements") with NuVen to perform professional and advisory services. Pursuant to the terms of the Agreements, the Companies are required to pay $2,500 to $3,000 per month, plus expenses, in exchange for NuVen's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, the Companies are required to pay a fee equal to 5% of the value of each business opportunity (as defined) introduced by NuVen. The Agreements have initial terms of five years, but shall be automatically extended on an annual basis, unless terminated by either party. The Agreements canceled and replaced any existing previous agreements. During Fiscal 1998 and 1997, the Companies recorded as expense $162,485 and $120,000 as fees to NuVen, respectively. As of June 30, 1998, the Companies owe NuVen an aggregate amount of $476,451.

Effective October 1, 1995, Group V renewed its Advisory and Management Agreement with NuVen to perform professional services for Fiscal 1997. Pursuant to such renewal, Group V agreed to pay NuVen $120,000 annually, payable monthly in arrears. In May 1997, 787,180 common shares were issued in settlement of all amounts owed to NuVen as of May 5, 1997. Group V expensed $120,000, during Fiscal 1997. NuVen's agreement with Group V was terminated effective May 5, 1997.

On March 17, 1994, Jonathan L. Small ("Small"), Attorney at Law, became a member of the Board of Directors to fill a vacancy caused by the resignation of a former Director in June 1993. On October 29, 1993, the Company entered into a Consulting Agreement with Small to retain his services to evaluate potential acquisitions and to assist the Company in the general development and execution of its business plan. On January 5, 1995, Small entered into a Consulting Agreement effective November 1, 1994, with the Company, to retain Small to serve on the Board of Directors. During Fiscal 1998 and 1997, the Company incurred related expenses of $30,000, and as of June 30, 1998, the Company owes Small $12,000.

During the year ended June 30, 1996, Group V entered into an agreement with Structure America, Inc. ("SAI") to perform consulting services and Group V agreed to issue 1,000,000 shares of Group V's common stock to SAI and granted SAI an option to purchase 1,000,000 shares of Group V's common stock exercisable at $.12 per share. In May 1997, 1,000,000 common shares were issued in settlement of all amounts owed to SAI as of May 5, 1997. Group V expensed $200,000 during Fiscal 1997 and SAI's agreement with Group V was terminated effective May 5, 1997.

During fiscal year 1996, the Company renewed its agreement with SAI to perform consulting services. The Company expensed approximately $255,000 during Fiscal 1997 and had approximately $160,000 due to SAI as of June 30, 1998.

10.  Income Taxes

The Company and its controlled, domestic subsidiaries file a consolidated income tax return for federal and a combined income tax return for state purposes.

The Company's net deferred tax assets at June 30, 1998, consist of net operating loss carryforwards amounting to approximately $17 million. At June 30, 1998, the Company provided a 100% valuation allowance for the tax effect of these net operating loss carryforwards totaling approximately $5.8 million. During the years ended June 30, 1998 and 1997, the Company's valuation allowance decreased $1 million, and none, respectively. No benefit for income taxes has been provided since all deferred tax assets have been fully reserved. Income tax expense is not material to the accompanying consolidated statements of operations.

The deferred taxes result from temporary differences relating to the difference in the basis of assets and liabilities for financial and tax reporting purposes. The temporary differences relate mainly to reserves recorded for financial reporting purposes that are not deductible for tax purposes.

As a result of changes in stock ownership which occurred in 1993 and 1995, the Company's use of its net operating loss carryforwards may be limited by Section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. During Fiscal 1997, the Company obtained an independent third party valuation of its stock for purposes of the calculation required by Section 382 in order to determine whether such net operating loss carry forwards may be limited. Based on the results of the independent third party valuation, the Company reversed amounts originally recorded in Fiscal 1996 for income taxes payable and for the net deferred tax asset. As a result, the Company recorded an income tax benefit of $382,494 during the year ended June 30, 1997.

Deferred tax assets have been computed using the maximum expiration term of up to 18 years. Net operating losses expire from the years 2004 through 2015.

No provision was made or benefits recognized for U.S. income taxes on the undistributed earnings/ losses of the foreign subsidiary as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate earnings only when tax effective to do so. Foreign net operating loss carryforwards may not be utilized for United States federal income tax purposes.

11.  Segment Information and Concentration of Credit Risk

Industry Segments

The relative contributions to revenues, gross profit and identifiable assets of the Company's active industry segments for the years ended June 30, 1998 and 1997 are as follows:

                                          1998                1997
Revenues
   Hotel Room and Food                $ 5,292,604        $           -
    Food Distribution                 $   730,538        $   1,339,763
Gross Profit
    Hotel Room and Food               $  (220,098)       $           -
    Food Distribution                 $   261,098        $     436,317

Identifiable assets of the Company's food manufacturing and distribution segment are $228,920 as of June 30, 1998 and are comprised primarily of net property and equipment, trade accounts receivables, inventories and other receivables. Identifiable assets exclude intercompany loans, advances and investments.

As of June 30, 1998, the Company's assets are principally located in two geographic areas: the United States and North Africa. The following is a summary of the Company's June 30, 1998 assets by geographic area:

                                    United States    North Africa       Total
Cash                               $       37,205   $     110,534   $    147,739
Accounts receivable, net                   67,262         619,284        686,546
Equity investments                        715,000               -        715,000
Other current assets                       32,528         373,145        405,673
   Total current assets                   851,995       1,102,963      1,954,958
Property and equipment, net               133,049          18,109        151,158
Equity investments                              -       2,000,000      2,000,000
Other assets                               12,955       1,400,577      1,413,532
   Total noncurrent assets                146,004       3,418,686      3,564,690
            Total assets           $      997,999   $   4,521,649   $  5,519,648


Significant Customers and Concentration of Credit Risk

The Company had sales in excess of 15% of total food sales to each of three customers in Fiscal 1998 and 1997. At June 30, 1998, the Company had three customers who had accounts receivable that were each in excess of 10% of total food sales receivables.

In the United States, the Company maintains several cash accounts at several financial institutions. At June 30, 1998, none of the Company's cash accounts exceeded the federally-insured limit. The Company also has approximately $111,000 on deposit with foreign banks.

12.  Commitments and Contingencies

Operating Leases

The Company leases a manufacturing plant in California for its food processing operations under a month- to-month lease. The Company also leases a vehicle for an officer under a three-year, non-cancelable operating lease. NuVen provides office space to the Company and its subsidiaries, along with general and administrative personnel, office furniture and equipment, telephone and fax services, accounting and automobiles pursuant to the various Advisory and Management Agreements (Note 9).

At June 30, 1998, future minimum rental payments due under non-cancelable operating leases are as follows:

           Year Ending        Amounts
            June 30,            Due
              1999          $    4,743
              2000               4,348
                            $    9,091

Rent expense charged to operations was $52,533 and $51,932 for the years ended June 30, 1998 and 1997 respectively.

Cleopatra and Cleopatra's World are lessees under various lease agreements related to the Cap Gammarth Casino, the Hammamet Casino and the Le Palace Hotel, which require annual lease payments to be made, monthly or quarterly, over their respective terms, which range from fourteen to twenty years. Annual lease payments by these entities in each of the next five years and thereafter are as follows:

                                   Amounts Due


                          Cleopatra
      Year Ending        Cap Gammarth     Cleopatra's
       June 30,             Casino           World         Total
         1999           $   3,000,000    $  3,500,000   $  6,500,000
         2000               3,000,000       3,741,000      6,741,000
         2001               3,300,000       4,007,150      7,307,150
         2002               3,600,000       4,287,650      7,887,650
         2003               3,600,000       4,587,785      8,187,785
      Thereafter           69,900,000      57,781,819    127,681,819
                        $  86,400,000    $ 77,905,404   $164,305,404

Capital Requirements of Cleopatra, Cleopatra Hammamet and Cleopatra's World

During Fiscal 1997, the Company negotiated a release of its guarantee of the obligation of Cleopatra under the lease agreement related to the Cap Gammarth Casino following a default by the lessor.

At June 30, 1998, the Company had approximately $1,000,000 remaining to be paid, as a security deposit to take possession of the Cap Gammarth Casino. Additionally, there is approximately $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the casino. To finance the remaining expenditures on the Cap Gammarth Casino, the Company is negotiating possible joint ventures between NuOasis International and foreign investment groups, and exploring potential debt and/or equity financing. There can be no assurance that the Company will be successful in its attempts to secure such financing. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $300 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown.

In December 1998, the Hammamet Casino opened. The Company financed the completion and opening of the Hammamet Casino through a financing agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Cleopatra Hammamet. The Company pledged its rights to equity interests in Hammamet to Cedric to secure the certain loans and investment by Cedric. The Company and Cedric agreed that Cedric would return such interest when, and if, the Company reimbursed Cedric for all funds advanced prior to the first anniversary date of the agreement (on an all-or-nothing basis), plus interest at the rate of 15% per annum. The Company did not reimburse Cedric, due to sustained losses at the Hammamet Casino, and the Company forfeited its right to reacquire its interest in Cleopatra Hammamet. Accordingly, the Company impaired its interest in Cleopatra Hammamet as described in Note 3.

During Fiscal 1997, Cleopatra's World made a partial payment to STTG on the lease on the Cap Gammarth Resort and, simultaneously, filed a request for arbitration in its dispute with STTG claiming that STTG had breached the lease by not completing for occupancy, on a timely basis, the hotel, the shopping arcade, the health club or the beach club comprising the resort, causing Cleopatra's World significant loss of revenue and profits. Subsequent to the close of Fiscal 1997, the matter was removed from the arbitration calendar by mutual agreement between the parties, however, the dispute has not yet been resolved.

As to any future projects undertaken by the Company, NuOasis International, Cleopatra or Cleopatra's World, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land, acquisition of leasehold investments and contract rights, and construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred. The Company's financing requirements depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations, the availability of other financing arrangements including selling equity securities, and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming or permits to conduct hotel operations in other jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

If for any reason, Cleopatra or Cleopatra's World are unable to borrow or otherwise meet their commitments under current agreements to provide the furniture, fixtures, equipment and working capital to open the Cap Gammarth Casino, or acquire and develop future casino gaming and hotel management projects, the Company may be required to intercede and seek to provide the requisite financing and working capital, or be forced to sell all or a portion of the respective interests, or lose the respective rights to the projects and properties entirely.

Legal Proceedings

In July 1998, the Company filed a complaint for damages against SALT and several others due to significant delays in completing the Cleopatra Cap Gammarth project. In July 1999, the Company received a judgment of approximately $300 million against SALT. Although management is proceeding to collect upon this judgment, there can be no assurance that the Company will ultimately realize any amount from this judgment, and the accompanying financial statements do not include amounts related to this gain contingency.

The Company is also a party to litigation with STTG due to significant delays in completing the Le Palace Hotel. Through June 30, 1998, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. Subsequent to June 30, 1998, STTG received an arbitration award for calendar 1998 rental payments, net of amounts expended by the Company. As a result, the accompanying financial statements include $1.8 million for the net rental payments due as of June 30, 1998 under the arbitration agreement.

Fantastic Foods is involved, both as plaintiff and defendant, in litigation that originates in the normal course of business development or operations. Further, Fantastic Foods is a defendant in various litigation initiated by certain creditors because Fantastic Foods violated related repayment terms. The lawsuits generally seek the payment of fees owed, legal fees and interest. Fantastic Foods is attempting to settle the lawsuits and negotiate payment schedules with its creditors. Fantastic Foods has accrued approximately $50,000 as of June 30, 1998 for such contingencies.

In January 1995, a consultant to the Company's prior management initiated a lawsuit involving CMA. The plaintiff has not pursued his claims in this lawsuit and the Company believes that the case will be dismissed by the court for inaction by the plaintiff. No provision has been made in the accompanying financial statements for this contingency.

In November 1998, Group V Corporation and Joe Monterosso filed a claim against the Company in connection with the purchase of securities from the Company alleging material misrepresentation (Note 2). In July 1999, the Company filed a cross complaint against Group V Corporation and Joe Monterosso. The trial date for the action is set for September 2000. Management believes the suit lacks substantial merit and plans to vigorously defend against the complaint and pursue the cross complaint. No provision has been made in the accompanying financial statements for this contingency.

In September 1999, the Company settled a lawsuit for $51,000 where the Company did not pay for consulting services under a consulting agreement. The Company has fully accrued for this settlement as of June 30, 1998.

13.  Subsequent Events

Restructuring

Subsequent to the close of Fiscal 1998, in July of 1998, the Company entered into various agreements with Cleopatra and Cleopatra's World, and other related Cleopatra subsidiaries, to effect a restructuring which resulted in the Company disposing of its interest in Cleopatra, decreasing its interest in Cleopatra Hammamet, and increasing its interest in Cleopatra's World. To effect the restructuring (a) Cleopatra and Cleopatra's World assigned to a newly-formed entity, Cleopatra Palace Resorts and Casinos Limited a British corporation ("CPRC"), all of their rights, title and interest in and to (i) the Letter of Intent dated July 7, 1996 between Compagnie Monastirienne Immobiliere et Touristique S.A.("CMI") and Cleopatra, (ii) the Letter of Intent between Cleopatra and CMI dated July 7, 1996, (iii) Cleopatra's rights to the Casino Lease and gaming license between Cleopatra and the Government of Morocco, (iv) Cleopatra's rights to acquire certain real estate and the building known as the "Casino Nuevo San Roque" together with the gaming license and the agreement in principle with Trans Mer S.A. to finance the project, (v) certain trade accounts receivable, and (vi) Cleopatra's right to the $1.5 million deposit which it tendered to Club Loisirs Hammamet, the Lessor of the Hammamet Casino. As a result of the Cleopatra restructuring, the Company became the 75% owner of CPRC and acquired an additional 10% equity interest in Cleopatra's World.

On October 19, 1998, ORI then entered into an exchange agreement with NuOasis International to acquire NuOasis International's 75% interest in CPRC. CPRC had previously acquired an equity interest in Cleopatra Cap Gammarth, which operates the casino Cleopatra Cap Gammarth, a right to re-acquire an interest in Cleopatra Hammamet Limited, which operates the casino Cleopatra Hammamet Casino, and CWI which operates the Le Palace Hotel & Resort at Cap Gammarth. All of the properties are located in Tunisia. CPL is a predecessor company to CPRC, an entity controlled by NuOasis International, which previously held the interests in the Cleopatra Hammamet Casino and the Cleopatra Cap Gammarth Casino.

In connection with its acquisition of CPRC, ORI issued 1,363,450 shares of ORI common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and promissory notes with an aggregate face value of $180 million to NuOasis International. At the time of the transaction, ORI had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the estimated enterprise value of ORI at the date of the acquisition of approximately $16.6 million, management valued the debt at $7 million. On November 15, 1999, management of ORI agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of an additional 8,111,240 shares of ORI common stock. As a result, NuOasis International shareholders control approximately 86% of the ORI's issued and outstanding common stock.

Spinoff of five wholly-owned subsidiaries

In February 2000, the Company completed the spinoff of five of its wholly owned subsidiaries CMA, NuLA, NuLV, ACI and NuOasis Properties. The spin off was effected through the distribution of 812,500 shares of common stock and 300,000 shares of Series A preferred stock of each subsidiary to the respective NuOasis shareholders of record on June 30, 1999. The shares of each of these companies are restricted and no market is expected to develop until each of the subsidiaries has filed a registration statement on Form 10-SB, and other reports as required. In February 2000, registration statements on Form 10-SB were filed, but were subsequently retracted. Each subsidiary intends to file a new registration statement so that the unregistered shares become registered.

Treasury Shares

During the year ended June 30, 1999, the Company sold all of the remaining Treasury Shares. The total amount received from the sale of 9,430,000 shares amounted to $408,663. Because the fair value of the Company's common stock issued in these transactions was less than the $.50 per share basis of the common stock, the Company has reduced additional paid in capital for the difference, which aggregated $4,306,537 during the year ended June 30, 1999.

During the year ended June 30, 1999, the Company acquired 2.4 million shares of its Series D preferred stock in exchange for $1 million payable to NuVen.