Form 10KSB
period 1999-06-30
NUOASIS RESORTS INC
filed 2000-08-30
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 1999         Commission file number   0-18377

                              NuOASIS RESORTS, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                       84-1126818
     (State of other jurisdiction of                  (I.R.S. Employer I.D. No.)
       incorporation or organization)

4695 MacArthur Court, Suite 530, Newport Beach, California            92660
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

     The Registrant's revenues for the fiscal year ended June 30, 1999 were $5,784,962.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 31, 2000 was approximately $4.0 million.

            Class                                Outstanding at July 31, 2000
   Common Stock, $.01 par value                         66,914,300 shares

 Documents Incorporated by Reference:

                                         None

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page


Item 1.  Description of Business............................................  1

Item 2.  Description of Property............................................ 14

Item 3.  Legal Proceedings.................................................. 15

Item 4.  Submission of Matters to a Vote of Security-Holders................ 15

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........... 16

Item 6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 17

Item 7.  Financial Statements............................................... 25

Item 8.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................ 25

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 26

Item 10. Executive Compensation............................................. 27

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 30

Item 12. Certain Relationships and Related Transactions..................... 32

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K................................... 33

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      General

     NuOasis Resorts, Inc. (the "Company" or "Resorts") was incorporated in Colorado on February 6, 1989 and became public in 1990. In January 1998, the Company was re-incorporated in the state of Nevada. Through subsidiaries, the Company invests in, leases, manages and operates hotels, legalized gaming casinos, and related operations. The Company also manufactures and distributes specialty food products, and provides food and ancillary services in connection with its hotel and gaming operations.

(b)      Business Development

     Through subsidiaries, the Company owns interests in, leases, manages and operates themed hotels, gaming casinos and related operations worldwide, through its 49% owned subsidiary Oasis Resorts International, Inc. ("Oasis"). The Company operates its facilities under two marketing themes: "Cleopatra Palace" and "Oasis Resorts". The Company's "Cleopatra"-themed facilities are owned and operated by Cleopatra Palace Resorts and Casinos Limited, a British corporation ("CPRC"), a 75% owned subsidiary of Oasis. CPRC conducts its operations through Cleopatra Cap Gammarth Casino Limited, a Tunisian corporation in organization ("CCGL") and Cleopatra's World Inc., a British Virgin Island corporation ("CWI"), entities which, at June 30, 1999 were 90% and 80% owned by CPRC, respectively. The Company's "Oasis Resorts"-themed facility is under development by Oasis Hotel, Resort & Casino III, Inc. ("Oasis-III") a wholly owned subsidiary of Oasis.

     The Company's food operations are conducted by its wholly-owned subsidiary, Fantastic Foods International, Inc., a California corporation ("FFI"), doing business under the trade name "The Pasta Fresca Company" ("Pasta Fresca").

     At June 30, 1999, in addition to Oasis and FFI, the Company had six (6) other subsidiaries - NuOasis International, Inc., a Bahamas corporation ("NuOI"), ACI Asset Management Inc., a Nevada corporation ("ACI"), NuOasis Properties Inc., a Nevada corporation ("NuOP"), Casino Management of America, Inc., a Utah corporation ("CMA"), NuOasis Laughlin, Inc., a Colorado corporation ("NuLA"), and NuOasis Las Vegas, Inc., a Colorado corporation ("NuLV"). NuOI is a holding company for the Oasis investment. CMA, NuLV and NuLA were formed for the purpose of acquiring a casino gaming interests and gaming assets in Nevada. ACI and NuOP were formed for the purpose of acquiring certain real estate assets in California and Colorado. CMA, NuLV, NuLA, ACI, and NuOP were development-stage companies during each of the three fiscal years ended June 30, 1999.

     Prior to the close of the year ended June 30, 1999 ("fiscal 99" or "fiscal 1999"), the Company elected to distribute the issued and outstanding shares of ACI, NUOP, CMA, NuLV and NuLA to the Company's shareholders of record on June 30, 1999 (the "Spinoff"). The Spinoff was effective in February 2000 and reduced the number of subsidiaries of the Company to three (3) from eight (8).

     As used herein, the term "Company" refers to NuOasis Resorts, Inc. and its subsidiaries prior to the Spinoff.

(c)      Description of Business

     The Company's business interests are comprised of legalized casino gaming and hotel management, food manufacturing and distribution, and to a limited extent real estate acquisition and development, which, as of the close of fiscal 1999, was still a development-stage activity.

     (1)   Gaming and Hotel Management

                Domestic Gaming

           As a result of the merger in May 1998 of Flex Holdings Inc. ("Flex"), a wholly-owned subsidiary of Oasis, into Oasis-III, Oasis acquired the Oasis-III property, a 20-acre interest in partially-developed land located in Oasis, Nevada together with an option to acquire an additional 30 acres adjacent to the 20-acre parcel. The Oasis-III property presently contains a 6-unit motel, an eight-pump truck stop, a cafe and mini-market store and was subdivided from an 1100-acre parcel originally purchased in December 1995 by Oasis-III from Oasis International Hotel and Casino, Inc. ("OIHC"), which was at the time of the transaction, and continues to be, a shareholder of Oasis.

          The Company intends to develop the Oasis-III property as a 500-room resort hotel with a 30,000 square-foot Las Vegas style gaming casino with 38 gaming tables, Keno, Sportsbook, and 1,000 slot machines, together with an entertainment complex with movie theaters, outdoor rodeo facilities, and bowling alley. The Company is currently evaluating financing proposals to develop this property.

                International Casino Gaming and Hotel Management Activities

          In September 1993, the Company formed NuOI through which it currently develops its international gaming and hotel management operations. The Company believes that international leisure and entertainment opportunities offer much greater potential, and have far less competition than domestic markets because of the "emerging market" status of many of the host countries. The Company's goal has been to capitalize on the expected growth in tourism trade and the surge of entertainment spending worldwide, and to take advantage of certain investment opportunities in emerging markets which appear to be the greatest beneficiaries of this expected growth. As a result of the Company's research into these expected emerging leisure and entertainment markets, it has been soliciting and evaluating prospects in certain markets in Asia, North Africa, the Caribbean and the South Pacific. During its fiscal year ended June 30, 1994 ("fiscal 1994"), the Company acquired an interest in two (2) casinos in Macau. The interest in Macau was subsequently sold in fiscal 1997. Also in fiscal 1994, the Company began acquiring interests in casino and hotel projects in North Africa, with its first casino commencing operations in Tunisia on December 7, 1997.

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

          At the present time, the Gammarth Resort is approximately 95% complete. The Cap Gammarth Casino is expected to be completed and ready for occupancy in fiscal 2001. Due to construction delays by the landlord, the Cap Gammarth Casino was not completed on time, in accordance with the Gammarth Lease. NuOI filed litigation to force completion of the property or, alternatively to seek a judgment against Societe D'Animation et de Loisirs Club Touristique, a Tunisian corporation ("SALT"), the lessor of the Cap Gammarth Casinos, and its principal shareholders. The litigation was decided by the United States Federal Court Central District of Nevada with a court ordered judgement of $302 million in favor of the Company (the "SALT Judgment"). The Company is currently proceeding in Tunisia to collect the SALT Judgment and, since the beginning of fiscal 1998, the Company has been attempting to complete the Cap Gammarth Casino using its own resources. To finance the remaining expenditures on the Cap Gammarth Casino, the Company has been negotiating possible joint ventures with foreign banks and investment groups, and attempting early collection of its receivables.

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

          During fiscal 1997, NuOI purchased a 50% interest in Cleopatra's World. Cleopatra's World is the lessee of the Le Palace Hotel.

          In fiscal 1998, NuOI provided additional capital to Cleopatra's World in exchange for an additional 10% equity interest. At the close of fiscal 1997 and fiscal 1998, NuOI held a 70% equity interest in CPL, and a 50% and 60% equity interest, respectively, in Cleopatra's World.

          Subsequent to the close of fiscal 1998, in July of 1998, the Company entered into various agreements with CPL and Cleopatra's World, and the other related CPL entities, to effect a restructuring (the "CPL Restructuring"). To effect the restructuring (a) CPL and Cleopatra's World assigned to a newly-formed entity, Cleopatra Palace Resorts and Casinos Limited a British corporation ("CPR"), all of their rights, title and interest in and to (i) the Letter of Intent dated July 7, 1996 between Compagnie Monastirienne Immobiliere et Touristique S.A. ("CMI") and CPL (the "Monastir Casino Lease"), (ii) the Letter of Intent between CPL and CMI dated July 7, 1996 (the "Monastir Hotel Lease"), (iii) CPL's rights to its application for a Casino Lease and gaming license between CPL and a Company resident in Morocco (the "Morocco Project"), (iv) CPL's rights to acquire certain real estate and the building known as the "Casino Nuevo San Roque" together with the gaming license and the agreement in principle with Trans Mer S.A. to finance the project (collectively, the "Marbella Casino"), (v) certain trade accounts receivable, and (vi) CPL's right to the One Million Five Hundred Thousand Dollars (US$1,500,000) deposit which it tendered to Club Loisirs Hammamet (the "Club Hammamet"), the Lessor of the Hammamet Casino. As a result of the CPL Restructuring, the Company disposed of its CPL and Cleopatra's World interests and acquired 75% of CPR. CPR owns 80% of Cleopatra's World and 90% of Cleopatra Cap Gammarth Casino Limited.

          In October 1998, the Company exchanged with Oasis, its 75% interest in CPR for shares of Oasis common stock (the "Oasis Stock"), warrants to purchase shares of Oasis common stock (the "Oasis Warrants") and promissory notes issued by Oasis in the aggregate principal amount $180,000,000 (the "Oasis Notes"). The exchange of the Company's interest in CPR, following the close of fiscal 1998, for the Oasis Stock, Oasis Warrants and Oasis Notes resulted in Oasis becoming a controlled subsidiary of the Company.

          On November 15, 1999, management of Oasis agreed to extinguish the Oasis Notes and cancel the Oasis Warrants for issuance of an additional 8,111,240 shares of Oasis common stock. As a result, NuOasis owns approximately 86% of the Oasis issued and outstanding common stock.

     (2)      Food Manufacturing and Distribution

          Through FFI, the Company manufactures, distributes, and markets fresh and frozen packed pasta and Italian sauces. Since September 1993, the Company's food products operations have been conducted by FFI. In fiscal 1994 the Company's historical food manufacturing and distribution activities, which include pasta and sauce products, were transferred from Colorado to California and were operated in facilities based in Irwindale, California until February 2000. The facility was USDA certified and produced all of the Company's pasta and sauce products, including meat and chicken filled products and speciality items for hotels and restaurants. Since February 2000, FFI has used a co-packer to manufacture and distribute the product.

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

          During fiscal 1999 and 1998, the operations of FFI deteriorated significantly, as the Company did not have the financial and operational resources necessary to successfully establish, maintain, or expand its distribution network. As a result of the business deterioration, management of FFI spent much of fiscal 1999 exploring strategic alternatives for its food manufacturing and distribution business. FFI is no longer manufacturing and its products are being produced and distributed by others.

     (3)      Real Estate Activities

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

          The Company did not have any real estate operations during fiscal
     1999.

(d)      Marketing

         (1)      Gaming and Hotel Management

                        Domestic Gaming

          The Company did not have any domestic gaming activities in fiscal 1998 and fiscal 1999 and did not utilize or rely upon any marketing for domestic gaming activities in fiscal 1999.

                        International Casino Gaming and Hotel Management

          The Company sold the Gaming Interest in Macau effective the end of fiscal 1996 and has not re-entered the Asian market. The Company's current activities are located in North Africa.

          The Company's marketing strategy is to target past and repeat middle-market, value-oriented visitors to its facilities by systematic marketing programs directed to the individual visitors and to the tour operators who have historically promoted and booked the tours to the respective areas in the past. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to capture the name and playing level of each slot machine and table game player.

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

          Sales of the Company's products are made through direct marketing by food brokers and Company's personnel with a focus on supermarket chains, other retailers and restaurants. Typically, the Company's products are delivered to distribution centers of such supermarket chains for subsequent re-delivery through the supermarket subsystem as demand dictates. The Company also markets its products through distributors under short term "spot sale" arrangements terminable on short notice. Food brokers utilized by the Company usually receive commissions based on net sales, while distributors purchase the Company's products for their own account. The Company has not granted exclusive area distribution rights with respect to any of its products.

          During fiscal 1999 and 1998, the operations of FFI deteriorated significantly, as the Company did not have the financial and operational resources necessary to successfully establish, maintain, or expand its distribution network. As a result of the business deterioration, management of FFI is currently exploring strategic alternatives for its food manufacturing and distribution business. FFI no longer manufactures its products and production and distribution is now performed by others.

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

                  Food Manufacturing And Distribution

          For the year ended June 30, 1999, the Company's food operations had five major customers, all distributors, each of which accounted for more than 10% of the Company's sales with respect to its food manufacturing and distribution segment. After February 2000, the Company no longer manufacturers or distributes its own products. Instead, the co-packer pays FFI based on the net profits on FFI products.

(i)      Backlog of Orders

                  Gaming And Hotel Management

          The Company's domestic gaming, together with its international gaming and hotel management and its real estate subsidiaries, were not subject to the type of business activities which would give rise to "orders".

                  Food Manufacturing And Distribution

          At June 30, 1999, FFI, the Company's food manufacturing and distribution subsidiary, had no significant backlog for orders. This reflects production on an as-ordered basis.

(j)      Government Contracts

          None of the Company's industry segment activities were involved with material government contracts in fiscal 1999 or fiscal 1998.

(k)      Competition

              Gaming and Hotel Management Activities

                       Domestic Gaming

          During fiscal 1999 and 1998, the Company did not have any domestic gaming activities.

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

                  Real Estate

                           Domestic Properties

          During fiscal 1999 and 1998, the Company did not have any operating activities with respect to domestic real estate acquisitions and development.

                           International Properties

          The Company's historical international real estate related investments consisted of Peony Garden, which was sold subsequent to the close of fiscal 1996 and, therefore, competition as it relates to Peony Garden is not applicable . (l) Research and Development

          As part of the Company's domestic food manufacturing process, the Company enhances existing products and develops new products on a continuous basis. The Company did not have any direct costs associated with customer-sponsored research and development activities. As to its real estate, casino gaming and hotel management activities, it does not have a research and development department or budget. Market research is conducted on the subsidiary level as to each particular property or project.

(m)      Government Regulation

                  Gaming and Hotel Management

                           Domestic Gaming

          During fiscal 1999 and 1998, the Company did not have any domestic gaming activities.

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

          Asia The Gaming Interest during the Company's ownership was operated by Dragon who was a sub-licensee under a 40-year master gaming permit granted in 1961 by the government of Portugal to STDM. Pursuant to this arrangement with STDM, Ng owned an interest in seven casinos, two of which it operated. The arrangement between STDM and Ng is an oral agreement and the master gaming permit granted to STDM is due to expire in the year 2001 if not renewed or terminated in 1999 upon the return of Macau to the PRC. Since the Gaming Interest was sold in August 1996, the Company is no longer affected by the PRC or Portuguese governmental regulations.

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

                  Food Manufacturing and Distribution

          The Company was regulated by the Los Angeles County Health Department United States Department of Agriculture ("USDA"), and the United States Food and Drug Administration. The Company was subject to various regulations with respect to cleanliness, maintenance of food production equipment, storage cooling and cooking temperatures, food handling and storage, and is subject to on-site inspections. The finding of a failure to comply with one or more regulatory requirements could result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. Since February 2000, the Company has used a co-packer to manufacture and pack its products. The co-packer now has the primary responsibility for meeting the various heath and safety requirements.

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

(o)      Employees

                  Corporate Officers and Officers of Significant Subsidiaries

          Corporate officers of the Company and significant subsidiaries who rendered services during fiscal 1999 are as follows:


Name                          Office
Fred G. Luke                  Chairman and President of Resorts and NuOI

Jon L. Lawver                 Director of Resorts and President of FFI

Walter G. Sanders             CEO and President of Oasis

Charles R. Longson            Vice-President of Oasis

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

          North Africa At the close of fiscal 1999, the Company's international subsidiary, NuOI, had only one (1) employee. Cleopatra's World had 175 employees at June 30, 1999 and the Company's other subsidiaries were still in their development stage and did not have any employees at the close of fiscal 1998.

                  Food Manufacturing and Distribution

          At the close of fiscal 1999, FFI discontinued food manufacturing and its product was produced and distributed by others. The president is the sole remaining employee of FFI.

                  Real Estate Activities

                           International Properties

          Since Peony Garden was sold in October 1996, the Company has no employees relating to Peony Garden.

                           Domestic Properties

          The Company's real estate acquisition and development subsidiary, NuOP, has no employees as of June 30, 1999 or 1998.

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

(q)      Year 2000 Issues

     Many computers systems may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company and its subsidiaries have assessed this Year 2000 issue as it relates to their businesses, including their electronic interactions with banks, vendors, customers, and others. The Company's consolidated financial results could be adversely affected if one or more of the companies in which it has material investments were materially adversely affected by the Year 2000 issue. As of July 31, 2000, the Company had not experienced any difficulties relating to the Year 2000 issue.

ITEM 2.  DESCRIPTION OF PROPERTY.

(a)      Corporate Headquarters

     Since September 1993, the Company has maintained its corporate headquarters in Orange County, California. The Company's headquarters is currently located at 4695 MacArthur Court, Suite 530, Newport Beach, California 92660, and is subleased from an affiliate, NuVen Advisors, Inc. ("NuVen"), on a month-to-month basis as part of an Advisory and Management Agreement with NuVen. The Company believes that these facilities are suitable and adequate for its present needs.

(b)      Gaming and Hotel Management Facilities

         Domestic Gaming

     At the close of fiscal 1999, the Company did not own any domestic gaming, real property interests or personal property, nor did it have any domestic gaming activities subject to lease obligations.

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

                  North Africa

          At the close of fiscal 1999, the Company was the lessee under the Gammarth Lease related to the Cap Gammarth Casino in Tunisia. Cleopatra's World is the lessee of the Cap Gammarth Resort (the "Resort Lease"), pursuant to a Hotel Lease Agreement, dated November 10, 1995, with STTG. Due to its position as a lessee, the Company did not own any real property at the close of fiscal 1999.

          Food Manufacturing and Distribution Facilities

          FFI was the lessee of approximately 10,000 square feet of food manufacturing space in Irwindale, California. It also owns two trucks for transportation of its products, various equipment for the manufacture of pasta and sauces, two refrigeration units for certain raw materials and finished products and one freezer for finished frozen products.

          In fiscal 1999, FFI moved from its production facility in Irwindale, California and began an arrangement where another USDA qualified manufacturer packaged the FFI products.

(d)      Real Estate Activities

         International Properties

          The Company did not have any international real estate operations at June 30, 1999 or 1998.

         Domestic Properties

          The Company did not have any domestic real estate operations at June 30, 1999 or 1998.

ITEM 3.LEGAL PROCEEDINGS.

         Monterosso and GRPV Litigation

     On November 10, 1998, GRPV (now known as TotalAxcess.com, Inc.) and Joseph
J. Monterosso ("Monterosso") filed a lawsuit in California Superior Court against the Company and seven (7) other defendants, currently pending as Case No. 807984 in Superior Court of California, County of Orange (the "Monterosso Litigation"). The complaint alleges that the Company and the other defendants made material misrepresentations in connection with the sale of Series D Warrants to purchase common stock and shares of Series B Preferred Stock of GRPV owned by the Company and sold in fiscal 1997 to Monterosso. Monterosso seeks equitable rescission of the transaction or, alternatively, unspecified monetary damages. The case was set for trial on July 17, 2000, but has been postponed until subpoenaed information is received by the Company. The Company has firmly denied the allegations and is vigorously defending the case. An adverse ruling could have a material adverse effect on the financial condition of the Company.

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

     The Company is also a party in arbitration with STTG due to significant delays in completing the Le Palace Hotel. As a result of these delays, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. STTG has received an arbitration award for calendar 1997 and 1998 rental payments, net of amounts expended by the Company. In February 2000, the arbitration was moved to Paris, France where an arbitration board is presently reviewing the Company's claim for damages and reduced rent until the project is completed.
In August 2000,  STTG filed for bankruptcy under Tunisian law.

         FFI Litigation

     Following the close of fiscal 1998, FFI incurred four (4) judgement liens and one California State lien related to vendor disputes dating back to fiscal 1997. FFI has made payment arrangements and agreed to settle three (3) of these liens. The California State lien remains to be settled.

         Other

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     In January 1998, the Company held a Special Meeting of Shareholders, at which meeting the following actions were taken by its shareholders:

     (i)      Jon L. Lawver was elected to serve as a director.

     (ii) The Company was re-incorporated in the state of Nevada pursuant to a statutory merger with NuOasis Resorts, Inc., a Nevada corporation, effectively changing the Company's name to "NuOasis Resorts Inc".

     The Company did not submit any matters to a vote of security holders during fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

     Through August 16, 1995, the Company's common stock was traded on the NASDAQ Small Cap SM System under the symbol "NONA". From August 16, 1995 through January 19, 1998, the Company's shares traded on the Electronic Bulletin Board under the Symbol "NONA". From January 1998 to March 2000 the Company's shares traded on the Electronic Bulletin Board under the symbol "NUOA". In March 2000, as a result of the Company failing to be in compliance with respect to the disclosure requirements of the Exchange Act, the NASD delisted the Company's common stock and ceased trading on the Bulletin Board. The Company intends to take the steps necessary to resume trading after it becomes current with its Exchange Act filing requirements.

     The range of high and low "bid" quotations for the Company's common stock for the last two fiscal years as reported by NASDAQ or OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                              Bid Price of Common Stock
              Fiscal 1999                       High              Low
         Quarter ended 06/30/99                 $.06              $.02
         Quarter ended 03/31/99                 $.06              $.02
         Quarter ended 12/31/98                 $.06              $.03
         Quarter ended 09/30/98                 $.10              $.04


              Fiscal 1998                       High              Low
         Quarter ended 06/30/98                 $.17              $.08
         Quarter ended 03/31/98                 $.19              $.13
         Quarter ended 12/31/97                 $.58              $.14
         Quarter ended 09/30/97                 $.35              $.17

(b)       Holders

     The approximate number of holders of record of each class of equity securities of the Company as of June 30, 1999, was as follows:


                                      Approximate
                                    Number of Record
       Title of Class                   Holders
Common Stock, $.01 par value            2,000
 Series D Preferred Stock,
      $.01 par value                      3


     This approximate number of record holders of common stock does not include an unknown number of beneficial holders whose shares are registered in "street name".

(c)       Dividends

     The Company has not paid any cash dividends with respect to its common stock or preferred stock since its inception. During fiscal 1995 the Company declared and paid a property dividend to holders of its common stock consisting of certain investment securities comprised of approximately 1.5 million shares of common stock of GRPV. No cash or property dividends were paid or declared during fiscal 1999, or fiscal 1998. As of the date of this Report, the Board of Directors of the Company have not approved a dividend distribution policy. There are no contractual restrictions on the Company's present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)       Forward Looking Statements

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

(b)   Significant Events

      (1)  GRPV

           In December 1995, GRPV (as a subsidiary of the Company), entered into an agreement with the shareholders of NPC to acquire all of the issued and outstanding shares of NPC (the "NPC Purchase"). As part of the NPC Purchase, in June 1996, the Company granted an option (the "GRPV Option") to Monterosso, an officer and shareholder of NPC and the newly approved President of GRPV, to acquire 250,000 shares of GRPV Series B Preferred stock (the "GRPV B Shares") owned by the Company. The GRPV Option was exercisable at a price of $13.00 per share. In December 1996, GRPV closed on the NPC Purchase, making NPC a wholly-owned subsidiary of GRPV. In June 1997, following the NPC Purchase, Monterosso exercised the GRPV Option to purchase 128,041 GRPV B Shares, at $13.00 per share by payment to the Company of approximate $1,665,000. Additionally, in June 1997, GRPV sold CMA and its subsidiaries, NuLV and NuLA, to the Company for notes receivable from GRPV aggregating $245,836, $1,140,000 in cash, and a credit against the Company's intercompany account with GRPV of $95,000.

           In August 1997, but effective June 1996, the GRPV Option was amended (the "Amended Option") canceling the right to acquire 100,000 of the remaining 121,959 GRPV B Shares, and increasing the exercise price for the balance, or 21,959 shares from $13.00 per share to $72.20 per share. The Company subsequently converted the 100,000 shares of GRPV B Shares into
      7.8 million shares of GRPV common stock. In September 1997, but effective June 1997, Monterosso exercised the Amended Option to purchase the remaining 21,959 GRPV B Shares at $72.20 per share by payment to the Company of approximately $1,585,000 and the release of the Company from liability (if any) arising from any events while GRPV was under the control of the Company. Also in September 1997, the Company and Monterosso entered into a Put/Option Agreement (the "Put") under which Monterosso had the option to purchase, and the Company had the right to require Monterosso to purchase, all of the 7.8 million shares received by the Company in the conversion of the GRPV B Shares at a price of $.15 per share.

           Concurrent with the Put, the Company sold to Monterosso its interest in 6,000,000 New Class D Warrants to purchase common stock of GRPV (the "GRPV D Warrants"). The consideration for the GRPV D Warrants consisted of a $1,800,000 promissory note due in September 1998 (the "Warrant Note").

           As a result of the sale of the GRPV B Shares and the Put a change in control of GRPV occurred and effective June 13, 1997, GRPV ceased being a controlled subsidiary of the Company. With the sale of GRPV, the Company discontinued all domestic gaming activities and did not have any domestic gaming operations during fiscal 1999 or fiscal 1998.

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

           During the years ended June 30, 1999 and 1998, the Company issued an aggregate of 20,000,000 shares of treasury stock in the following transactions:

      ~ October 1997, pursuant to an "Exchange Agreement", the Company reacquired 195,000 shares of common stock of Network Long Distance, Inc. ("Network") from Group V ("GRPV") in exchange for $700,000 in cash, a $500,000 note payable and 3,600,000 treasury shares. Although the Exchange Agreement provided for the Company to receive cash of $700,000, the Company actually only received approximately $442,000 in cash. The difference of approximately $258,000 was applied to the outstanding balance of the Warrant Note and the Put. The Network Shares reacquired by the Company were originally acquired by GRPV from the Company in exchange for a release of liability effective June 1997. During the year ended June 30, 1998, the Company sold all 195,006 shares of Network's common stock and recorded an aggregate loss on sale of $137,177.

      ~ May 1998, the Company entered into an "Exchange Agreement" with Flexweight Corporation (currently, Oasis Resorts, Inc.) whereby the Company issued 3,250,000 shares of treasury stock in exchange for 1,000,000 shares of common stock of Flexweight Corporation and an option to purchase shares in the future such that the Company may maintain a 19.5% equity interest in Flexweight Corporation or $2.5 million in market value.

      ~ The Company issued 2,000,000 shares of treasury stock, along with $10,000,000 of notes payable issued by NuOasis Resorts, Inc., 280,000 shares of common stock of The Harcourt Companies, Inc., and its rights in the Warrant Note and the Put, to Cleopatra's World in exchange for an additional 10% equity interest in Cleopatra's World that increased the Company's total equity interest in Cleopatra's World to 60%.

      ~ In April 1998, the Company issued 750,000 treasury shares to Cleopatra Cap Gammarth in exchange for rights to equity interests in any future projects that this entity may control. During the year ended June 30, 1998, the Company wrote-off this $105,000 investment.

      ~ During the year ended June 30, 1998, the Company issued 969,715 treasury shares to the third party escrow agent and other parties in exchange for services rendered. The Company recorded general and administrative expenses aggregating $116,946 in connection with these issuances.

      ~ During the year ended June 30, 1999, the remaining common stock treasury shares were liquidated for $411,088. The proceeds from the shares liquidated were used to repay debt, related interest expense and escrow fees. The Company recorded general and administrative expenses aggregating $116,946 in connection with these issuances.

           Because the fair value of the Company's common stock issued in these transactions was less than the $.50 per share basis of the common stock originally issued for the net profits interest, the Company has reduced additional paid in capital for the difference, which aggregated $4,304,112 and $3,259,279 during the years ended June 30, 1999 and 1998, ] respectively.

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

      (4)  Cleopatra's World

           In April 1998, the Company, the other shareholders of CPL and Cleopatra's World agreed to restructure to satisfy certain requirements of a proposed $7,000,000 debt financing by a foreign bank. As a result, Cleopatra's World and Cleopatra exchanged assets for shares of capital stock of a former CPL subsidiary, CPR. The restructuring was finalized in July 1998 resulting in the Company holding a 75% equity interest in CPR which, in turn, held an 80% equity interest in Cleopatra's World, a 90% equity interest in a former CPL subsidiary, Cleopatra's Cap Gammarth Limited ("CCGL"), and a 9% equity interest in SALT (which interest is in dispute). Without any investment by the Company, it also received rights to 100% of the equity interest in Cleopatra Hammamet (subject to the obligations to and claims of Cedric), 70% equity interest in Cleopatra San Rogue (the development-stage entity formed to build a casino in San Rogue, Spain), and 70% equity interest in Cleopatra Marbella (the development-stage entity formed to acquire the Don Carlos Hotel and Resort in Maribella, Spain).

      (5)  CPL

           The Company maintained its 70% interest in CPL through the end of fiscal 1998. Following the close of fiscal 1998, as part of the CPL restructuring, the Company relinquished all of its equity interest in CPL.

      (6)  CPR and Oasis

           In October 1998 the Company exchanged with Oasis, its 75% interest in CPR for shares of Oasis common stock (the "Oasis Stock"), warrants to purchase shares of Oasis common stock (the "Oasis Warrants") and promissory notes issued by Oasis in the aggregate principal amount $180,000,000 (the "Oasis Notes"). The exchange of the Company's interest in CPR for the Oasis Stock, Oasis Warrants and Oasis Notes resulted in Oasis becoming a controlled subsidiary of the Company.

           On November 15, 1999, management of Oasis agreed to extinguish the Oasis Notes and cancel the Oasis Warrants for issuance of an additional 8,111,240 shares of Oasis common stock. As a result, NuOasis owns approximately 86% of the Oasis issued and outstanding common stock.

      (7)  Organizational Schematic

           As a result of the Spinoff, the CPL Restructuring in fiscal 1999, and the exchange with Oasis in fiscal 1999, the Company's organizational structure and equity interests in its subsidiaries significantly changed effective July 1, 1998 (the beginning of fiscal 1999). All of the Company's interest in the "Cleopatra"-themed and development-stage "Oasis"-themed assets and entities became owned by Oasis, a controlled subsidiary of the Company. Also, effective July 1, 1998, the Company disposed of its interest in CPL. The Company's organizational structure giving effect to the fiscal 1999 transactions, and the Spinoff effected in February 2000, is as follows:

                              NuOasis Resorts Inc.
                    __________________|__________________
                   |                                     |
         NuOasis International Inc.        Fantastic Foods International Inc.
                   |
      Oasis Resorts International Inc.
            |              |
         Oasis III        CPR
        ___________________|___________________
       |                                       |
    Cleopatra                              Cleopatra's
  Cap Gammarth                                World

(c)      Going Concern

     The Company has experienced recurring net losses, has limited liquid resources and has negative working capital. Management's intent is to continue searching for additional sources of capital and new additional international gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated primarily in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal year 2000 and thereafter. The Company's consolidated financial statements for fiscal 1999 and 1998 have been presented under the assumption that it will continue as a going concern.

(d)       Liquidity and Capital Resources

     A comparison of working capital, cash and cash equivalents and current ratios for the past two fiscal years are reflected in the following table:

                                                     June 30,
                                           1999                  1998
        Working Capital (Deficit)      $(12,414,113)         $(4,446,260)

        Cash and Cash Equivalents      $    121,340          $   147,739

        Current Ratio                           .07                  .31

     The most significant effects on working capital and its components during fiscal 1999 were increases in notes payable to CPL, accrued expenses and due to affiliates.

     The Company's current plan for sustaining operations is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions. On December 6, 1997, the Hammamet Casino commenced operations, however, it was not able to generate positive cash flows through June 30, 1999. Additionally, there are no assurances that Cap Gammarth Casino will be able to generate positive cash flow, or that it will even open. As of the close of fiscal 1999, the Company's sole operations were derived from its food manufacturing and hotel management subsidiaries and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event, the Company or its subsidiaries may be forced to sell the projects or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to finance the operations of its subsidiaries or to continue to sustain itself.

(e)      Capital Expenditures

         General

     The Company has no commitments for material capital expenditures, but the Company's subsidiaries are seeking financing commitments to complete their various projects, as follows:

         Capital Requirements

     At June 30, 1999, the Gammarth Casino had approximately $1,000,000 remaining to be paid as security deposits and advance rent before the Company could take possession and open the facility. Additionally, there was an estimated $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the casino.

     To finance the remaining expenditures on the Gammarth Casino, the Company has been negotiating debt financing and possible joint ventures with foreign banks and investment groups, and attempting early collection of its receivables.

     During fiscal 1998, Cleopatra's World made a partial payment on the lease on the Gammarth Resort and, simultaneously, filed a request for arbitration in its dispute with the developer of the Gammarth Resort claiming that the developer had breached the terms of the underlying lease by not completing for occupancy, on a timely basis, the Le Palace Hotel, the shopping arcade, the health club or the beach club comprising the resort in accordance with the terms of the lease, causing Cleopatra's World significant loss of revenue and profits. Subsequent to the close of fiscal 1998, the landlord was awarded an arbitration amount of $2.5 million for past due rent based on a percentage of completion of the property, however, the matter was removed from the arbitration calendar by mutual agreement between the parties. The matter has now been put back on the arbitration calendar. In its deliberations, the arbitration board did not address the issue of a reduction of rent due to the resort not being completed. The arbitration was moved to France where an aribitration board is presently reviewing this matter.

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

(f)      Cash Flows

     Cash provided by operating activities was $338,258 for the year ended June 30, 1999 as compared to cash used in operating activities of $2,768,939 for the comparable 1998 period. The increase is primarily attributable to a decrease in the net loss, an increase in accrued expenses and the decrease from fiscal 1998 write-off or impairment of investments and advances.

     Cash used in investing activities was $140,691 for the year ended June
30, 1999 as compared to $2,267,642 of cash provided by investing activities for the comparable 1998 period. The change is primarily attributable to fiscal 1998 sales of Network and Hartcourt common stock.

     Cash used in financing activities was $223,966 for the year ended June 30, 1999 as compared to $72,302 in cash provided by financing activities for the comparable 1998 period. The change is primarily attributable to advances made to STTG in fiscal 1999.

(g)      Results of Operations

         Year Ended June 30, 1999 Compared to Year Ended June 30, 1998.

     The Company's total food distribution sales for the year ended June 30, 1999 were $262,336 as compared to $730,538 for the year ended June 30, 1998, resulting in a decrease of $468,202 or 64%. The decrease is primarily attributable to the cessation of manufacturing activities, as well as unrenewed and expired co-packing agreements. In fiscal 1999, the Le Palace Hotel had revenues of $5,522,626 and compared to revenue of $5,292,604 for fiscal 1998. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. Occupancy rates have been in the 35% to 45% range during the summer months and 10% to 18% during the winter months.

     The Company's total cost of food distribution sales for the year ended June 30, 1999 were $238,996 as compared to $469,440 for the year ended June 30, 1998, resulting in a decrease of $230,444 or 49%, which is a direct result of the decrease in food sales. In fiscal 1999, the Le Palace Hotel had a cost of sales of $5,795,187 and $5,512,702. The increase is due to increased rent expense due to scheduled rent increases.

     Depreciation and amortization decreased by $60,896. The decrease is attributable to the sale of depreciable assets related to Fantastic Foods.

     The Company's total general and administrative expenses and legal and professional fees were $3,895,477 for fiscal 1999, as compared to $4,235,125 for fiscal 1998, resulting in a decrease of $339,648 or 8%. The decrease is primarily attributable to operations of the Le Palace Hotel, FFI, and reduced usage of consultants during fiscal 1999.

     During fiscal 1998, the Company recognized impairment losses aggregating $6,103,901, which primarily related to Cleopatra Hammamet ($3,700,000), Cleopatra Cap Gammarth ($600,000), shares of Group V common stock, as well as certain assets of CWI and CPL.

     As a result of the above, the Company's total operating loss for fiscal 1999 was $5.0 million as compared to an operating loss of $10.4 million for fiscal 1998.

     For the years ended June 30, 1999 and 1998, the Company's effective federal and state income tax rate applied to the book taxable loss differs from the statutory rate primarily from the effect of foreign controlled corporation losses for which no deferred taxes were recognized, the change in valuation allowance to offset deferred tax benefits, and the impact of state taxes net of federal effect.

     As a result of changes in stock ownership which occurred in 1993 and 1995, the Company's use of its net operating loss carry forwards may be limited by
Section 382 of the Internal Revenue Code until such net operating loss carry forwards expire. During fiscal 1997, the Company obtained an independent third party valuation of its stock for purposes of the calculation required by Section 382 in order to determine whether such net operating loss carry forwards may be limited, and the extent of the limitation.

ITEM 7.  FINANCIAL STATEMENTS.

     The required financial statements are filed as a part of this Annual Report on Form 10-KSB commencing on page F-1 attached hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has had no changes in and/or disagreements with its accountants.

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

     Jon L. Lawver    Director and Secretary      61    January 1994 to Present

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

     Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of the Company since June, 1993 and was Chief Financial Officer from June 1993 to April 24, 1996. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm ("Lawver Corp.") and since 1988, as President and a Director of Eurasia Finance Development Corp., a private finance and equipment leasing company. Mr. Lawver also serves as an executive officer of FFI.

(c)      Identification of Certain Significant Employees and Consultants

     In connection with the acquisition of Italfin and Pasta Fresca in fiscal 1993, FFI entered into an Employment Agreement with Giancarlo Pino for his services as a Vice President of FFI which was renewed during fiscal 1997. Mr. Pino's agreement expired on June 30, 1998.

     During fiscal 1996, Jon L. Lawver, through Lawver Corp., renewed his Consulting Agreement with the Company to serve as President of FFI through fiscal 2000. Mr. Lawver has been President of FFI since June 1993. Mr. Lawver also serves as an officer and director of the Company, NuVen and other development-stage publicly-held companies affiliated with NuVen.

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

         Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during fiscal 1999, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

(a)      Summary Compensation Table

         The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President and four most highly compensated executive officers other than the President.

Name and Principal            Fiscal        Salary       Other Annual       Options
Position                       Year           ($)       Compensation($)   Granted(#)(2)
Fred G. Luke,
 President and Director of     1999        150,000           N/A              N/A
 Resorts, and director of      1998        150,000           N/A              N/A
 NuOI, CMA, ACI, NUOP,         1997        189,000(1)        N/A              N/A
 NuLV, NuLA

John D. Desbrow                1999           N/A            N/A              N/A
 Secretary, Resorts            1998           N/A            N/A              N/A
 (12-93 to 5-9-97)             1997        225,000(1)        N/A              N/A

Steven H. Dong
 Chief Financial Officer,      1999           N/A            N/A              N/A
 Resorts                       1998           N/A            N/A              N/A
 (7-95 to 6-30-97)             1997        184,000(1)        N/A              N/A

Jon L. Lawver
 Director of Resorts           1999           N/A            N/A              N/A
 and President of FFI          1998        100,000           N/A              N/A
                               1997        100,000           N/A              N/A

Albert Rapuano
 President of NuOI             1999           N/A            N/A              N/A
  (6-95 to 1-97)               1998           N/A            N/A              N/A
                               1997        250,000           N/A              N/A

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

(b)      Stock Options - The Company

     The following table sets forth in summary form the aggregate options exercised during fiscal year 1999, and the value at June 30, 1999 of unexercised options for the Company's President and four most highly compensated executive officers other than the President. There were no options granted during fiscal 1999.

                                                                                            Value of Unexercised
                                                                  Number of Unexercised         In-the-Money
                                                                  Option/SAR's at Fiscal   Options/SAR's at Fiscal
                                    Shares                             Year-End (#)             Year-End ($)
                                   Acquired on       Value             Exercisable/             Exercisable/
         Name                      Exercise (#)    Realized ($)        Unexercisable           Unexercisable
Fred G. Luke, President and
Director of Resorts and certain
subsidiaries                           -               -           600,000  Exercisable             N/A

NuVen Advisors, Inc.                   -               -           100,000  Exercisable             N/A

Jon L. Lawver, President of FFI
and Director of Resorts                -               -           100,000  Exercisable             N/A

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

                                     Amount and                Amount and Nature
                                     Nature of                   of Beneficial
                                     Beneficial                   Interest of
                                     Interest of                   Series D
Name and Address                    $.01 par value   Percent      Convertible     Percent
of Beneficial Owner                  Common Stock    of Class   Preferred Stock  of Class
NewBridge Capital Inc.(1)                 0             0%         19,200,000       80%
4695 MacArthur Court, Suite 530
Newport Beach, CA  92660

The Hartcourt Companies, Inc.             0             0%          2,400,000       10%
1196 East Willow Street
Long Beach, CA 90806

Rubec B.V.                                0             0%          2,400,000       10%
World Trade Center Curacao
Curacao, Netherlands Antilles


(1) Gives effect to the one vote per share for each of the outstanding shares of common stock and D Preferred.


     The following sets forth information with respect to the Company's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of June 30, 1999:

                                                                  Amount and Nature
                             Amount and Nature                      of Beneficial
                           of Beneficial Interest                Interest of Series D
   Name of Officers and      of $.01 par value       Percent         Convertible        Percent
       Directors(1)            Common Stock         of Class(2)   Preferred Stock       of Class
Fred G. Luke(4)                  1,000,000              --           19,200,000(5)         80%

Jon Lawver(3)                      100,000              --                --               --

All Officers and Directors       1,100,000              --                --               --
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

(5) Includes 19,200,000 shares held by NewBridge Capital Inc. for which Mr. Luke has been defined as a control person through direct and indirect ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)      Transactions with  Directors and Affiliates.

     Effective February 1, 1994, the NuOasis entered into an Advisory and Management Agreement with NuVen (the "NuVen Advisory Agreement") to perform professional and advisory services. Pursuant to the NuVen Advisory Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $.80 per share. The Company expensed $120,000 in fiscal 1999 and 1998, and had a net amount of $271,272 due to NuVen as of June 30, 1999.

     Effective July 1, 1994, NuOI entered into an Advisory and Management Agreement with NuVen to perform professional and advisory services. Pursuant to the agreement, NuOI agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 1,100,000 shares of common stock of NuOI exercisable at a price of 110% of the book value per share on the day of the grant. NuOI expensed $120,000 in fiscal 1999 and 1998, and had $335,387 due to NuVen as of June 30, 1999.

     FFI, CMA, NuLA, NuLV, ACI and NUOP, (collectively, the "Companies") each entered into Advisory and Management Agreements, and amendments thereto, (the "Agreements") with NuVen to perform professional and advisory services. Pursuant to the terms of the Agreements, the Companies are required to pay $2,500 to $3,000 per month, plus expenses, in exchange for NuVen's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, the Companies are required to pay a fee equal to 5% of the value of each business opportunity (as defined) introduced by NuVen. The Agreements have initial terms of five years, but shall be automatically extended on an annual basis, unless terminated by either party. The Agreements canceled and replaced any existing previous agreements. During fiscal 1999 and 1998, the Companies recorded aggregate expenses of $213,127 and $162,485 as fees to NuVen, respectively. As of June 30, 1999, the Companies had an aggregate amount of $411,228 due to NuVen.

     Richard O. Weed, a director of Oasis, provides legal services to the Company. As of June 30, 1999, the Company owes Mr. Weed $146,144, and such amount is included in accounts payable and accrued expenses. During the years ended June 30, 1999 and 1998, the Company received legal services from Mr. Weed aggregating $32,881 and $196,993, respectively.

     On July 18, 1998, ORI entered into an advisory agreement with NuVen through April 1, 1999. In connection therewith, the Company issued warrants to purchase 70,000 shares of ORI common stock at $30.00 per share. The estimated fair value of these warrants using the Black-Scholes model was determined to be $3.25 per share or approximately $227,500, of which approximately $130,000 was charged to operations from the acquisition of Oasis on October 19, 1998 to June 30, 1999. The options expire on July 1, 2001.

(b)      Indebtedness of Management

     During fiscal 1996, 400,000 shares of the Company's common stock were issued upon exercise of options by Fred G. Luke in the amount of $440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made during fiscal 1996, approximately $120,000 in fiscal 1997. The note bears interest of 10% and was due in May 1998. The note receivable has been classified as Stockholder Receivable during fiscal 1997, 1998 and 1999. At June 30, 1999, $256,236 is owed under this note receivable.

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

10.171 Stock Swap Agreement with Flexweight Corporation, dated May 1, 1998(11)

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

(7) Incorporated by reference to Registration Statement on Form S-8, SEC File No. 33-31064

(8) Incorporated by reference to Exhibit to Form 8-K dated December 31, 1995, filed on March 5, 1996

(9) Incorporated by reference from the like numbered exhibits filed with the Company's Form 10-KSB for fiscal year ended June 30, 1996

(10) Incorporated by reference to exhibits to former 8-K dated October 16, 1997, filed on or about October 21, 1997

(11) Incorporated by reference from the like-numbered exhibit filed with the Company's Form 10-KSB for fiscal year ended June 30, 1998

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



                             NuOASIS RESORTS, INC.
                             (formerly, Nona Morelli's II, Inc.)



Date: September 1, 2000      By: /s/  Fred G. Luke
                                Fred G. Luke,
                                President and Chairman



Date: September 1, 2000      By: /s/ Jon L. Lawver
                                Jon L. Lawver,
                                Director and Secretary;
                                President of Fantastic Foods International, Inc.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: August 30, 2000        By: /s/ Fred G. Luke
                                Fred G. Luke, President and Chairman



Date: August 30, 2000        By: /s/ Jon L. Lawver
                                Jon L. Lawver,
                                Director and Secretary;
                                President of Fantastic Foods International, Inc.

                              NUOASIS RESORTS, INC.


                   Index to Consolidated Financial Statements





Description                                                                 Page

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheet as of June 30, 1999.............................. F-3

Consolidated Statements of Operations and Comprehensive Loss
  for the years ended June 30, 1999 and 1998................................ F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1999 and 1998.............................................. F-5

Consolidated Statements of Cash Flows for the years ended
  June 30, 1999 and 1998.................................................... F-6

Notes to Consolidated Financial Statements.................................. F-8

                               HASKELL & WHITE LLP
                            16485 Laguna Canyon Road
                                Irvine, CA 92618
                  Telephone: (949) 833-8312; Fax (949) 833-9421

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
NuOasis Resorts, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of NuOasis Resorts, Inc. (the "Company") as of June 30, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Oasis Resorts International, Inc., a 49% owned subsidiary, which statements reflect total assets of $9,715,184 as of June~30, 1999, and total revenues of $5,522,626 and none for the years ended June 30, 1999 and 1998, respectively. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Oasis Resorts International, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1999, and the consolidated results of its operations and its cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring losses, and has a net working capital deficiency, and total stockholders' deficit. Further, the Company requires substantial long-term financing to complete certain projects, as well as working capital financing to satisfy its past due and current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ HASKELL & WHITE LLP

Irvine, California
July 10, 2000

                              NUOASIS RESORTS, INC.
                           Consolidated Balance Sheet
                              As of June 30, 1999

ASSETS
Current assets:
 Cash                                                              $    121,340
 Amounts receivable, net of allowance
      for doubtful accounts of $50,391                                  379,304
 Equity investments                                                     103,500
 Inventory                                                              172,654
 Other current assets                                                   115,490
     Total current assets                                               892,288

Property and equipment:
Gaming equipment                                                        256,834
Food manufacturing equipment                                          1,050,812
Accumulated depreciation and amortization
     Total property and equipment, net                               (1,030,257)
                                                                        277,389
Other assets:
 Equity and other investments                                         2,810,819
 Receivable from STTG                                                 1,183,858
 Land held for development                                            3,700,000
 Security deposits                                                      598,389
     Total other assets                                               8,293,066
TOTAL ASSETS                                                       $  9,462,743
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                 $  2,195,625
  Accrued expenses                                                    5,493,240
  Due to affiliates, net                                              1,844,653
  Notes payable to CPL                                                3,000,000
  Current portion of notes payable                                      772,883
     Total current liabilities                                       13,306,401
  Notes payable, net of current portion
     Total liabilities                                                3,355,680

                                                                     16,662,081
Commitments and contingencies  (Notes 2, 5, 7, 9, 10, and 13)
Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized, issued and outstanding
  (aggregate liquidation value of up to $10,000,000)                    240,000
Common stock, $.01 par value; 75,000,000 shares authorized;
 66,914,300 shares issued and outstanding                               669,143
Additional paid-in-capital                                           42,364,414
Common stock subscriptions receivable                                  (349,545)
Accumulated other comprehensive loss                                   (233,924)
Accumulated deficit                                                 (49,889,426)
     Total stockholders' equity (deficit)                            (7,199,338)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                 $  9,462,743



          See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
          Consolidated Statements of Operations and Comprehensive Loss
                   For the Years Ended June 30, 1999 and 1998

                                                  Years Ended June  30,
                                                1999                   1998
Revenue:
 Hotel Rooms and Food                      $ 5,522,626           $   5,292,604
 Food Distribution                             262,336                 730,538
 Other                                               -                  47,869
                                             5,784,962               6,071,011
Cost of revenue:
 Hotel Rooms and Food                        5,795,187               5,512,702
 Food Distribution                             238,996                 469,440

Gross (loss) profit                           (249,221)                 88,869

Operating expenses:
 General and administrative expenses         3,013,402               2,939,079
 Legal and professional fees                   882,075               1,296,046
 Depreciation and amortization                  30,070                  90,966
 Loss on sale of investments, net              758,895                  61,675
 Write-off of advances/investments                   -               6,103,901
 Loss on sale of property and equipment         84,390                       -
                                             4,768,832              10,491,667

Operating loss                              (5,018,053)            (10,402,798)

Other income (expenses):
 Interest expense, net of interest income
 of $33,912 and $85,281, respectively         (536,888)               (177,411)
 Other                                               -                  26,690
                                              (536,888)               (150,721)
Net loss before income tax provision        (5,554,941)            (10,553,519)
Income tax provision                              (800)                   (800)

Net loss                                   $(5,555,741)          $ (10,554,319)

Items of other comprehensive income (loss):
 Unrealized gain (loss) on investments          93,000                (550,000)
 Foreign currency translation adjustments      154,781                  68,295
Comprehensive loss                         $(5,307,960)          $ (11,036,024)

Basic and diluted net loss per common share       (.08)                   (.20)
Weighted average number of common shares
  outstanding used to compute net loss per
  common share                              66,914,300              52,629,341



          See accompanying notes to consolidated financial statements

                             NUOASIS RESORTS, INC.
           Consolidated Statements of Stockholders' Equity (Deficit)
                   For the Years Ended June 30, 1999 and 1998

                Preferred             Common            Treasury                       Common       Accum.
                  Stock               Stock              Stock             Additional   Stock       Other
                                                                            Paid-In  Subscription  Compreh. Accumulated
             Shares    Amount    Shares    Amount    Shares      Amount     Capital   Receivable    Loss     (Deficit)    Total
Balance at
 June 30,
 1997     24,000,000 $240,000 48,824,300 $488,240 20,000,115 $(10,002,425)$48,827,297$(324,225) $       - $(33,779,366)$ 5,449,524

Issuance
 of common
 stock             -        - 18,090,000  180,900          -            -   1,319,070        -          -            -   1,499,970

Issuance of
 treasury
 stock             -        -          -        -(10,569,715)   5,287,225  (3,259,279)       -          -            -   2,027,946

Net change
 in common
 stock
 subscription
 receivable        -        -          -        -          -            -           - (458,311)         -            -    (458,311)

Unrealized
 loss on
 marketable
 equity
 securities        -        -          -        -          -            -           -        -   (550,000)           -    (550,000)

Foreign
 currency
 translation
 adjustment        -        -          -        -          -            -           -        -     68,295            -      68,295

Net loss           -        -          -        -          -            -           -        -          -  (10,554,319)(10,554,319)

Balance at
 June 30,
 1998     24,000,000  240,000 66,914,300  669,143  9,430,000   (4,715,200) 46,887,088 (782,536)  (481,705) (44,333,685) (2,516,895)

Issuance of
 treasury
 stock             -        -          -        - (9,430,000)   4,715,200  (4,304,112)       -          -            -     411,088

Net change
 in common
 stock
 subscription
 receivable        -        -          -        -          -            -    (218,991) 432,991          -            -     214,429

Unrealized
 loss on
 marketable
 equity
 securities        -        -          -        -          -            -           -        -     93,000            -      93,000

Foreign
 currency
 translation
 adjustment        -        -          -        -          -            -           -        -    154,781            -     154,781

Net loss           -        -          -        -          -            -           -        -          -   (5,555,741) (5,555,741)

Balance at
 June 30
 1999     24,000,000 $240,000 66,914,300 $669,143          - $          - $42,364,414$(349,545) $(233,924)$(49,889,426)$(7,199,338)


          See accompanying notes to consolidated financial statements

                             NUOASIS RESORTS, INC.
                     Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 1999 and 1998


                                                                  1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(5,555,741)          $(10,554,319)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 30,070                 90,966
    Common stock exchanged for services                                -              1,499,973
    Loss on sale of investments, net                             758,895                 61,675
    Loss on sale of property and equipment                        84,390                      -
    Write-off or impairment of advances/investments               31,019              6,103,901
  Increases (decreases) from changes in assets and liabilities:
    Accounts receivable, net                                     307,242             (1,018,241)
    Inventory                                                     31,111                  2,645
    Other current assets                                          86,418                      -
    Security deposits                                           (169,749)               (38,640)
    Accounts payable                                             247,378               (611,379)
    Accrued expenses                                           3,677,456                      -
    Due to affiliates, net                                       809,769              1,694,480
Net cash provided by (used in) operating activities              338,258             (2,768,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed asset additions                                         (266,611)              (168,539)
  Proceeds from sales of assets                                   25,920              2,331,727
  Proceeds from sale of equity investments                       100,000                      -
  Cash acquired in acquisition                                         -                104,454
Net cash (used in) provided by investing activities             (140,691)             2,267,642

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to STTG                                              (198,966)                     -
  Proceeds from issuance of notes payable                              -                200,000
  Principal payments on notes payable                            (25,000)              (127,698)
Net cash (used in) provided by financing activities             (223,966)                72,302

Net decrease in cash                                             (26,399)              (428,995)
Cash and cash equivalents, beginning of period                   147,739                576,734
Cash and cash equivalents, end of period                     $   121,340           $    147,739



          See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
                Consolidated Statements of Cash Flows (continued)
                   For the Years Ended June 30, 1999 and 1998

                                                                           1999           1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest
    Income taxes                                                      $    350,489   $           -
                                                                      $        800   $         800

Non-cash investing and financing activities:
    Treasury stock exchanged for assets and services                  $    411,088   $   2,027,946
    Notes payable assumed in acquisition of ORI                       $  3,925,000   $           -
    Note payable to CPL assumed in exchange                           $  3,000,000               -
    Acquisition of land held for development in acquisition of ORI    $  3,700,000   $           -
    Acquisition of investments                                        $  2,327,505   $           -
    (Decrease) increase in common stock subscriptions receivable      $   (214,429)  $     458,311


    Effects of the consolidation of CWI from non-cash
      acquisition of controlling interest:
           Accounts receivable                                        $          -   $     619,284
           Inventories                                                $          -   $     171,237
           Due from affiliates, net                                   $          -   $     553,840
           Equity and other investments                               $          -   $     715,000
           Receivable from STTG                                       $          -   $     984,892
           Other assets                                               $          -   $     201,908
           Accounts payable and accrued expenses                      $          -   $   4,372,911








          See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998


1.  Summary of Significant Accounting Policies and Description of Business

Description of Business

NuOasis Resorts, Inc. and its subsidiaries (the "Company"), a Nevada corporation, operates as a holding company for leisure and entertainment-related businesses. At June 30, 1999, the Company had seven wholly-owned subsidiaries and one majority-owned subsidiary engaged in casino gaming and hotel management and food manufacturing and distribution.

The activities of the Company's subsidiaries are domestic and international, with limited food manufacturing and distribution activities in the United States, and casino gaming and hotel management activities in North Africa.

Principles of Consolidation

The June 30, 1999 consolidated financial statements of the Company include the accounts of the Company and the following subsidiaries:

                  Subsidiary                                  Ownership Interest
     Oasis Resorts International, Inc. ("Oasis" or "ORI")            49%

     NuOasis International, Inc. ("NuOI")                           100%

     Fantastic Foods International, Inc. ("FFI")                    100%

     Casino Management of America, Inc. ("CMA")                     100%

     NuOasis Laughlin, Inc. ("NuLA")                                100%

     NuOasis Las Vegas, Inc. ("NuLV")                               100%

     NuOasis Properties, Inc. ("NuP")                               100%

     ACI Asset Management, Inc. ("ACI")                             100%

Oasis (formerly Flexweight Corporation, a Kansas corporation) was originally incorporated under the name Flexweight Drill Pipe Company in 1958. On May 1, 1998, Oasis, then Flexweight Corporation, merged with Oasis Resorts Hotel and Casino-III, Inc. ("Oasis III"), which held 20 acres of partially developed land in Oasis, Nevada. In connection with the merger, Oasis issued 602,000 shares of common stock to the shareholders of Oasis III to acquire 100% of the issued and outstanding common stock of Oasis III. In addition, the Company issued the shareholders of Oasis III 200,000 shares of Oasis common stock in connection with the real estate agreement dated April 9, 1998 (Note 4). Upon the close of the merger, the shareholders of Oasis held 149,916 shares of common stock and the shareholders of Oasis III held approximately 80% of the issued and outstanding common stock of Oasis. Oasis III has title to 20 acres of commercial real estate located in Nevada which management intends to develop into a gaming complex.

On October 19, 1998, Oasis reincorporated in Nevada and changed its name from Flexweight Corporation to Oasis Resorts International, Inc. to better reflect its new corporate direction. The Company then entered into a purchase agreement with NuOI to acquire its 75% interest in Cleopatra Palace Resorts and Casinos Ltd. (Note 2).

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

1. Summary of Significant Accounting Policies and Description of Business (continued)

Principles of Consolidation (continued)

Oasis includes the accounts of Cleopatra Palace Resorts and Casinos Ltd. ("CPRC"), its 75% owned subsidiary. CPRC includes the accounts of its 80% owned subsidiary Cleopatra's World, Inc. ("CWI" or "Cleopatra's World"), and its 90% owned subsidiary Cleopatra Cap Gammarth, Limited ("CCGL"). Oasis is a publicly traded company.

NuOI is a holding company, primarily for the Oasis investment, and FFI is the Company's food manufacturing an distribution subsidiary.

CMA, NuLA, NuLV, NuP, and ACI are, in substance, shell companies, as they had no significant, non-affiliated assets, liabilities or operations at June 30, 1999, and during the years ended June 30, 1999 and 1998.

The June 30, 1998 consolidated financial statements include each of the entities described above, except that they exclude ORI, and include Cleopatra Palace Limited ("CPL"), a predecessor company to CPRC, as a 70% owned subsidiary and CWI as a 60% owned subsidiary.

All material intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

The accompanying consolidated balance sheet at June 30, 1999, excludes minority interest for the 51% ownership interest in ORI not owned by the Company since ORI has a shareholder deficiency at June 30, 1999.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End

ORI changed its fiscal year end from August 31 to June 30 to conform to the fiscal year of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less on the date of acquisition to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market, computed on the first-in, first-out basis.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998


1. Summary of Significant Accounting Policies and Description of Business (continued)

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

Depreciation expense, including amortization of assets under capital lease arrangements, charged to operations was $30,070 and $90,966 for the years ended June 30, 1999 and 1998, respectively.

Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over the expected period to be benefitted.

Oasis recorded goodwill of approximately $8 million in connection with its acquisition of 75% of CPRC (Note 2). Management of Oasis determined that such goodwill was impaired based on the financial condition of CPRC and its subsidiaries, and based on significant future capital requirements that are not yet funded. The goodwill impairment charge was eliminated in consolidation.

Equity Investments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting For Certain Investments In Debt and Equity Securities" that addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and investment in debt securities. The statement requires that management classify these investments as either held-to-maturity, available for sale or trading securities.

As of June 30, 1999, CWI owns 138,128 shares of common stock of The Hartcourt Companies, Inc. Management has classified these equity securities as available-for-sale based on its intent to continue to exchange the equity securities for other assets or as payment for liabilities. In accordance with SFAS No. 115, these equity securities are presented in the accompanying consolidated balance sheet as current assets at their estimated fair market values. At June 30, 1999, unrealized holding gains in these securities aggregated $93,000. Subsequent to June 30, 1999, CWI sold 138,128 shares of Hartcourt for $199,000. As described in Notes 2 and 3, CWI has an additional equity investment in a private entity in which its equity interest is 9%.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

1. Summary of Significant Accounting Policies and Description of Business (continued)

Impairment Loss

The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of property and goodwill over their remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

During fiscal 1998, management determined that certain CPL and CWI tangible and intangible assets, as well as certain investments in and advances to these entities, were impaired. Such determination considered factors such as the actual financial and operational performance of these entities versus expected levels of performance, the lack of current financing commitments and future prospects. Additionally, the Company wrote-off advances to and investments in Cleopatra Hammamet and Cleopatra Cap Gammarth (Note 3), as well as certain shares of Group V Corporation common stock (Note 2). As a result of the above, the Company recognized a charge aggregating $6,103,901 in the accompanying statement of operations for the year ended June 30, 1998.

Interest Capitalization

Oasis capitalizes interest charges incurred for development of its land. However, since management has curtailed development until such time funds can be raised, no interest has been capitalized during the years ended June 30, 1999 and 1998.

Loss Per Share

Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities (Note 8). Diluted EPS is equal to basic EPS since the effect of any convertible securities would be anti-dilutive.

Foreign Currency

The consolidated financial statements of the Company's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at average exchange rates for the fiscal year. The cumulative translation effects are reflected as a component of accumulated other comprehensive loss. Foreign currency gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

Stock Splits

All share amounts for ORI have been retroactively adjusted for the one for five reverse stock split approved on February 8, 2000.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

1. Summary of Significant Accounting Policies and Description of Business (continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state income tax reporting purposes.

Revenue Recognition

CWI recognizes revenue as it earned, which is generally the date upon which a hotel guest occupies a room and/or utilizes the hotel's services. FFI recognizes revenue upon shipment of food products to its customers. The management of CWI and FFI perform ongoing credit evaluations and potential credit losses are expensed at the time the related accounts receivable is estimated to be uncollectible. Historically, credit losses have not been material to the operation of either CWI or FFI.

Employee Stock Options

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow APB Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted during the years ended June 30, 1999 and 1998.

Non-employee Stock Options

Shares of the Company's common stock issued to non-employees for services are recorded in accordance with SFAS No. 123 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is more reliably measurable.

Fair Value of Financial Instruments

SFAS No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. The fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. The Company has determined that the fair value of all financial instruments approximated their carrying value as of June 30, 1999.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998


1. Summary of Significant Accounting Policies and Description of Business (continued)

Reporting Comprehensive Income (Loss)

The Company reports the components of comprehensive income (loss) using the income statement approach. Comprehensive income (loss) includes net income
(loss), as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income
(loss). Components which give rise to the other comprehensive income are foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Disclosures about Segments of an Enterprise and Related Information

The Company provides disclosures of financial and descriptive information about its operating segments in annual and interim financial reports issued to stockholders. The Company defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. During the years ended June 30, 1999 and 1998, management believes that it had two reportable operating segments; North African casino gaming and hotel management and domestic food manufacturing and distribution.

Reclassification of Prior Year Amounts

To enhance comparability, the 1998 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 1999.

Going Concern

The Company has experienced recurring losses from operations and, at June 30, 1999, the Company has a working capital deficit of $12.4 million and a total stockholders' deficit of $7.2 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth casino, as well as service certain past-due trade creditors. The Company will require significant amounts of additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. Further, the Company is in arbitration with the owners of the Le Palace Hotel & Resort for 1999 and 1998 rents unpaid by the Company. At June 30, 1999, the Company owed a net amount of approximately $3.4 million under the related lease agreement.

In addition, the Company requires approximately $70 million to continue the development of its gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998


1. Summary of Significant Accounting Policies and Description of Business (continued)

Going Concern (continued)

These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include continuing its search for financing alternatives or strategic alliances that will assist management in completing the projects, and satisfying its past-due trade creditors and rents. Meanwhile, the Company will attempt to perfect its judgment against Societe D'Animation et de Loisirs Club Touristique ("SALT"), the owner of the Cap Gammarth Casino (Note 12) and operate with minimal fixed overhead. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, or that the Company will be successful in collecting on its judgment against SALT. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Acquisition and Liquidation of Investments

Restructuring and the Formation of CPRC

NuOI entered into an exchange agreement to acquire its 75% interest in CPRC on July 1, 1998. CPRC was formed by the management of NuOI as a means to consolidate its off-shore hotel and casino operations, principally in Tunisia. CPRC was a multi-step restructuring, whereby CPRC first issued 12,553,125 shares to CWI to acquire from CWI its 9% equity interest in SALT, the SALT Casino Lease rights, and $1.9 million note due from Club Hammamet; CWI immediately thereafter exchanged 8,490,625 CPRC shares to fully satisfy the $13 million notes payable due to CPL. Then CPRC acquired the remaining CPL assets for 946,875 shares and a $3 million note due from the Company, then acquired an 80% interest in CWI and a 100% interest in Club Hammamet from NuOI for 11,500,000 CPRC shares, and finally, CPRC increased its ownership in CCGL to 90% by assigning to CCGL, $3.5 million of notes due from the Company and its rights to the SALT Casino Lease. As a result, CPRC owns an 80% interest in CWI, a 90% interest in CCGL, a 100% interest in Club Hammamet and a 9% equity interest in SALT. In addition, the restructuring of CPRC satisfied the $13 million of notes due CPL by CWI, recapitalized ORI by $10 million, and reduced a portion of its notes receivable from the Company by $3 million. As a result of this restructuring, the Company acquired 75% of CPRC and disposed of its 60% interest in CWI and its 70% interest in CPL.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998


2.  Acquisition and Liquidation of Investments (continued)

Oasis Resorts International, Inc.

In May 1998, the Company entered into an Exchange Agreement with Oasis (formerly Flexweight Corporation) whereby the Company issued 3,250,000 shares of treasury stock in exchange for 200,000 shares of common stock of ORI and an option to purchase shares in the future such that the Company may maintain a 19.5% equity interest in ORI, or $2.5 million in market value. At that time, ORI's primary assets consisted of 20 acres of partially-developed land in Oasis, Nevada which management intends to develop into a gaming complex. At June 30, 1998, the 200,000 ORI shares were pledged as a lease deposit on behalf of CWI for the benefit of the leaseholders of the Le Palace Hotel (Note 5).

On October 19, 1998, ORI entered into a purchase agreement with NuOI to acquire its 75% interest in CPRC. CPRC had previously acquired all of the equity interest owned by NuOI in CCGL, which operates the casino Cleopatra Cap Gammarth, a right to re-acquire an interest in Cleopatra Hammamet Limited, which operates the casino Cleopatra Hammamet Casino, and CWI which operates the Le Palace Hotel & Resort at Cap Gammarth. All of the properties are located in Tunisia. CPL is a predecessor company to CPRC, an entity controlled by NuOI, which previously held the interests in the Cleopatra Hammamet Casino and the Cleopatra Cap Gammarth Casino.

In connection with its acquisition of CPRC, ORI issued 1,363,450 shares of ORI common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and promissory notes with an aggregate face value of $180 million to NuOI. At the time of the transaction, ORI had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the estimated enterprise value of ORI at the date of the acquisition of approximately $16.6 million, management valued the debt at $7 million. On November 15, 1999, management of ORI and the Company agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of an additional 8,111,240 shares of ORI common stock. As a result, NuOI controls approximately 86% of the ORI's issued and outstanding common stock, and ORI is consolidated in the accompanying consolidated financial statements (Note 1).

CWI and the Le Palace Hotel & Resort

During fiscal 1997, NuOI exchanged 600,000 shares of common stock of The Hartcourt Companies Inc. for a 50% equity ownership in CWI. CWI is the lessee of the Le Palace Hotel & Resort at Cap Gammarth.

On June 1, 1998, CWI acquired certain interests from Cleopatra Palace Limited, an Irish corporation ("CPL"), for $13 million in notes payable. The assets acquired consisted of an equity interest of 9% in SALT, with a carrying value of $3.1 million, the leasehold interest in the Cap Gammarth Casino, with a carrying value of approximately $424,000, and a receivable from the Societe Loisirs Club Hammamet ("Club Hammamet") with a face value of $1.9 million.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

2.  Acquisition and Liquidation of Investments (continued)

CWI and the Le Palace Hotel & Resort (continued)

In connection with a letter agreement dated April 26, 1998, NuOI increased its equity interest in CWI from 50% to 60% with the issuance of $10 million of notes payable due from the Company, marketable securities consisting of 2,000,000 shares of the Company valued at $254,000 and 280,000 shares of common stock of The Hartcourt Companies, Inc. valued at $403,000; and its rights under certain promissory notes that had no carrying values, and an estimated fair market value of $0.

In connection with the reorganization and the formation of CPRC , the Company disposed of its direct equity interest in CWI, while ORI effectively increased its ownership interest to 80% in CWI through the purchase of an additional equity interest from an individual affiliated with ORI and existing shareholder of CPRC. No value was attributed to this transaction since CWI had no significant net assets.

CPL and the Cleopatra Cap Gammarth Casino

In October 1993, the Company acquired a 70% equity interest in CPL, an Irish corporation. CPL is the lessee of a 200,000 square foot casino and Las Vegas-style showroom presently under construction (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract with Societe Touristique Tunisie-Golfe ("STTG"). Subsequently, the real property interest was transferred from STTG to SALT. The Cap Gammarth Casino has not yet been completed and no financing is currently in place to complete the project.

In May 1995, the Company exchanged a 42% interest in CPL for a 40% net profits interest in gaming operations conducted at the Holiday Inn and Hyatt hotels in Macau. However, in June 1997, the Company reacquired the 42% interest in CPL as part of a recapitalization of CPL resulting in an increase in the Company's ownership of CPL to 70% from 28%.

During April 1998, and in anticipation of a restructuring of the Cleopatra themed entities, CPL exchanged its equity ownership in SALT, the Hammamet Casino lease and certain advances due from Cleopatra Hammamet with Cleopatra's World for approximately $13 million in notes receivables, which were eliminated in consolidation as of June 30, 1998.

In connection with the reorganization and the formation of CPRC, the Company disposed of its direct equity interest in CPL in exchange for CPRC shares.

On July 13, 1998, the Company filed a civil complaint for damages in the U.S. District Court, District of Nevada against SALT and several other defendants. On July 2, 1999, the District Court adjudged and decreed compensatory damages in the amount of approximately $300 million plus interest, and $10 million in punitive damages. Management is proceeding in Tunisia to collect upon its judgement. No amounts have been recorded in these consolidated financial statements as a result of this gain contingency.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

2.  Acquisition and Liquidation of Investments (continued)

Hammamet Casino

In October 1994, CPL entered into an agreement with Club Hammamet to lease and operate a 60,000 square foot casino and French-style cabaret in Hammamet, Tunisia (the "Hammamet Casino"), which was opened for business in December 1997. On or about September 26, 1997, in order to finance the remaining expenditures on the Hammamet Casino, the Company and Club Hammamet entered into an agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Club Hammamet in making the first annual lease payments on the Hammamet Casino, the Company pledged to Cedric its 70% interest in Hammamet Casino. The Company and Cedric agreed that Cedric will return such interest when and if the Company reimburses Cedric for all funds advanced prior to September 26, 1998 (on an all or nothing basis), plus interest at the rate of 15% per annum. The Company did not reimburse Cedric, due to sustained losses at the Hammamet Casino, and the Company forfeited its right to reacquire its interest in Hammamet Casino. Accordingly, the Company impaired its related investment and charged operations approximately $1.9 million during fiscal 1998.

Group V Corporation and Monterosso

In December 1996, Group V Corporation (currently, TotalAxcess.com, Inc.) ("Group V"), then a controlled subsidiary of the Company, closed the purchase of National Pools Corporation. Subsequently, Group V's new President, Mr. Joseph Monterosso ("Monterosso") exercised an option granted to him by the Company to acquire 150,000 shares of Group V Series B Preferred Stock, which is convertible into shares of Group V common stock at a ratio of 7.8 to 1. The remaining 100,000 shares of Group V Series B Preferred Stock then outstanding was owned by the Company and was converted into 7,800,000 shares of Group V common stock. In September 1997, the Company and Monterosso entered into a Put/Option Agreement (the "Put") under which the Company had the right to require Monterosso to purchase the Company's remaining 7,800,000 shares of Group V common stock at a price of $.15 per share. The Put also gave Monterosso the option to purchase these shares at $.15 per share. Concurrent with the Put, the Company sold to Monterosso its interest in 6,000,000 New Class D Warrants, which entitle the holder to receive two shares of Group V common stock for $1.00. In exchange, the Company received a $1,800,000 promissory note due in September 1998.

During the year ended June 30, 1998, the Company transferred certain assets, including its rights in the Put and the $1,800,000 promissory note, to CWI in exchange for additional equity interests. As a result of this exchange, CWI received approximately 4,800,000 shares of Group V common stock. During fiscal 1998, CWI satisfied certain liabilities by exchanging shares of Group V common stock, and as of June 30, 1998, CWI owned approximately 2,000,000 million Group V shares. Given the uncertainty surrounding the pending litigation with Group V and Monterosso (Note 12), management believes that such shares have been impaired, and as a result, the related carrying value of the securities was reduced to $0 during fiscal 1998.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

2.  Acquisition and Liquidation of Investments (continued)

Group V Corporation and Monterosso (continued)

Additionally, in connection with the Put, the Company transferred approximately 2,800,000 million shares of Group V common stock to an escrow account pending delivery to Monterosso. The remaining shares of Group V common stock that were owned by the Company at June 30, 1997 that were not exchanged with CWI or transferred to an escrow account, were distributed to Monterosso and the escrow agent during the year ended June 30, 1998.

In November 1998, Group V and Monterosso filed a lawsuit against the Company and certain other defendants alleging material misrepresentations in connection with the sales of the Group V New Class D Warrants and the Group V common shares (Note 13).

Dega Technologies, Inc.

In November 1998, NuOI entered into an exchange agreement with Dega Technology, Inc. ("Dega"), whereby NuOI received 4,792,165 shares of Dega common stock, a $500,000 Secured Convertible Promissory Note (the "Note"), and $100,000 in cash. In exchange, NuOI transferred 500,000 shares of Oasis common stock to Dega, which had a book value of $243,314. The Note was collateralized by the 500,000 shares of Oasis common stock issued to Dega and 100% of the outstanding capital stock of H Bar C Acquisition Corporation, a wholly owned subsidiary of Dega. Additionally, the Note was convertible into a minimum of 500,000 shares of Dega common stock.

During the year ended June 30, 1999, NuOI transferred an aggregate of 1,107,165 shares of Dega common stock to related entities in exchange for a reduction in NuOI liabilities and intercompany receivables. In addition, NuOI exchanged 2,846,000 Dega shares, along with other consideration, for cash and a right to acquire shares of common stock of Phileo Management Company, Inc. (currently, NewCom, Inc.) (below). As of June 30, 1999, NuOI owns 839,000 shares of Dega common stock and the $500,000 Note, both of which were fully reserved for given Dega's bankruptcy filing during fiscal 1999. Subsequent to June 30, 1999, the Company sold the Note to an affiliated entity (Note 14). The accompanying financial statements include an aggregate of $31,019 related to the impairment of Dega shares and the Note during the year ended June~30, 1999.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

Dragon Asset Exchange Arrangement

During the year ended June 30, 1999, management and Dragon Sight International Amusement Company ("Dragon") reached an informal arrangement whereby the Company transferred 2,846,000 shares of Dega common stock and 1,500,00 shares of ORI common stock to Dragon. In exchange, the Company received cash of $250,000 and a right to acquire shares of common stock of Phileo Management Company, Inc. (currently, NewCom, Inc.) with an estimated fair market value of $560,000. The Company did not recognize any gain or loss in connection with this asset exchange and recorded its Dragon investment using the basis of the Dega and ORI shares exchanged in this transaction.

3.  Equity and Other Investments

The Company had the following equity and other investments as of June 30, 1999:

               Current Assets:
               The Hartcourt Companies, Inc.            $      103,500

               Non-Current Assets:
               SALT                                     $    2,000,000(A)
               Dragon                                          810,819(B)
                                                        $    2,810,819


   (A) In fiscal 1997, CPL acquired a 20% interest in Societe D'Animation Et De Loisirs Club Touristique, a corporation incorporated in Tunisia ("SALT"). SALT is the owner of the Cap Gammarth Casino and the lessor of the Cap Gammarth Casino leased by CPL. In exchange for its 20% interest in SALT, CPL made lease deposits of $2,000,000. CPL subsequently received $300,000 as compensation for not exercising its pre-emption rights on a subsequent recapitalization by SALT, resulting in a dilution of CPL interest from 20% to 9%. No financial statements have been prepared for SALT to date.

   (B)    The acquisition and nature of the Dragon investment is described in
          Note 2.

During fiscal 1999, NuOI, on behalf of CWI, liquidated 741,872 shares of The Hartcourt Companies, Inc. common stock for $264,000. In connection therewith, CWI recorded a loss on sale of $803,000 during fiscal 1999. Subsequent to June 30, 1999, CWI sold an additional 138,128 shares of Hartcourt for $199,000.

As of June 30, 1998, the Company had investments in and advances to Cleopatra Hammamet aggregating approximately $3.7 million and investments in and advances to Cleopatra Cap Gammarth aggregating approximately $600,000. Although the Company does not directly own shares in these entities, the Company did contribute cash and assets to the entities in exchange for rights to future equity interests in any projects they may control. Cleopatra Cap Gammarth and Cleopatra Hammamet's ability to continue as a going concern is dependent upon many factors, such as the ability to fulfill their financial commitments (Note
13), obtain financing and complete project development, and achieve and sustain profitable operations and positive cash flow. As a result of continued losses and the uncertainties surrounding these entities' ability to fund future commitments and achieve and maintain positive cash flows, the Company wrote-off its related investments and advances during the year ended June 30, 1998.

During the year ended June 30, 1998, the Company sold 3,009,333 shares of Group V common stock under the Put described in Note 2, of which approximately 2,800,000 shares are held in escrow. The Company subsequently exchanged the Put, and the 4,790,667 shares of Group V underlying the Put, with Cleopatra's World as described in Note 2. In addition, the Company satisfied a $700,000 note payable via the issuance of 700,000 shares of The Hartcourt Companies, Inc. common stock.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

4.  Land Held for Development

Oasis III has a 20-acre interest in partially-developed land located in Oasis, Nevada and an option to acquire an additional 30 acres adjacent to the 20-acre interest. The subject property was subdivided from an 1,100-acre parcel originally purchased on December 27, 1995 for $1,450,000 by Oasis International Hotel & Casino, Inc. ("OIHC"), a current shareholder of ORI through the merger of Oasis III on May 1, 1998 (Note 1). The property contains a 6-unit motel and an eight-pump truck stop, including a cafe and mini store. Substantial expenditures are required for improvements in order for the property to be operative in its current state.

OIHC entered into a real estate purchase agreement dated April 9, 1998, as amended, with Oasis III. In connection therewith, the agreement called for a purchase price of $5,000,000, consisting of shares of the ORI's common stock valued at $1,000,000, the assumption of $550,000 First Trust Deed Note Payable and the issuance of a note payable to OIHC in an original amount totaling $3,450,000 (Note 7). ORI closed escrow on the property on or about May 7, 1998.

In December 1998, ORI obtained an independent appraisal valuing the 20-acre parcel at $3.7 million on an "as-is" basis. All land-related costs subsequent to October 19, 1998, have been expensed as incurred.

5.  Lease Deposit

The Company is required to maintain a lease deposit totaling $3 million for the benefit of the lessors of the Le Palace Hotel. In fiscal 1998, the Company pledged 200,000 shares of the common stock of ORI as collateral for the required lease deposit. These 200,000 shares of ORI common stock were originally acquired by the Company via the issuance of 3,250,000 shares of treasury stock (Notes 2 and 8), and have a book value of $390,000. At June 30, 1999, the Company was deficient in the collateral held for the lease deposit. In February 2000, ORI issued 550,000 shares of its common stock to provide additional security under the lease arrangement, which management believes cured the existing deficiency. Based on the value of such shares of common stock, the Company may be required to deposit additional collateral.

6.  Due To Affiliates and Notes Payable to CPL

Due to affiliates, net is comprised of the following at June 30, 1999:

          Due to NuVen, net               $   1,017,887
          Due to Luke, net                      440,732
          Due to Lawver, net                    386,034
                                          $   1,844,653

Advances to and from NuVen and Luke typically are non-interest bearing, have no stated repayment terms and are uncollateralized. As described in Note 10, NuVen is owned by certain officers of the Company.

The Company and certain of the Company's subsidiaries have entered into Management and Advisory Agreements with NuVen that are described in Note 10.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998


6.  Due To Affiliates and Notes Payable to CPL (continued)

As of June 30, 1999, FFI has $199,969 due to Eurasia Finance and Development Corporation, an entity partially owned by its President, Jon L. Lawver. The related note bears interest at 8%, is uncollateralized and has no stated repayment terms. As of June 30, 1999, FFI also had $33,559 due to Lawver that bears interest at 8%, is uncollateralized and has no stated repayment terms. FFI also has $44,000 due to Lawver that does not bear interest, is uncollateralized, and has no stated repayment terms. The Company also owes Lawver $108,506 pursuant to a consulting agreement that is described in Note 10.

The notes payable to CPL, a former subsidiary of the Company, aggregated $3,000,000 as of June 30, 1999 (Note 2). The related notes payable were due on May 30, 1999, are collateralized by 3,000,000 shares of the Company's common stock, and bear interest at the rate of 6% per annum.

7.  Notes Payable

Notes payable at June 30, 1999 consists of the following:


   Note payable - financial institution
      Due November 1999, payable in monthly principal
      installments of $7,290 plus interest at prime plus 4%
      (12% at June 30, 1999)                                        $    78,563
   Note payable - financial institution
      Due March 1998, payable in full, including interest at 18%        100,000
   Note payable - investor
      Due on demand, including interest at 10.9%                        550,000
   Note payable - OIHC
      Annual payments of principal and interest at 9%, due
      December 2025                                                   3,400,000
                                                                      4,128,563

      Less current portion                                             (772,883)

      Notes payable, net of current portion                         $ 3,355,680

In October 1995, FFI entered into a working capital loan agreement (the "Loan") with a financial institution, whereby FFI borrowed $350,000. The Loan was evidenced by a forty-seven month note bearing interest at the rate of prime plus 4% per annum and collateralized by all accounts receivable, inventory, and equipment related to FFI food manufacturing activities. At June 30, 1999, the outstanding principal balance of the Loan was $78,563. The Loan was paid in full in November 1999.

On March 20, 1997, FFI entered into a working capital loan agreement, collateralized by notes receivables received from the sale of a former manufacturing facility, for $100,000 bearing interest at 18% per annum and maturing on March 19, 1998. This debt was assumed in its entirety by NuOasis and is past due at June~30, 1999.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

7.  Notes Payable (continued)

In connection with the reverse acquisition of Oasis III by ORI on May 1, 1998, ORI assumed the $550,000 note payable (Note 4). On or about December 27, 1995, Oasis III issued a $300,000 First Trust Deed to an individual as part of the cash tendered upon close of the purchase of its land held for development. The term of the note is interest only at a rate of 10.9% per annum, originally due December 27, 1997, extended until March 27, 1998, and further extended to the date of closing on or about May 7, 1998 (funded on May 11, 1998). As an inducement to convince the First Deed of Trust holder to extend credit to ORI, on May 11, 1998, an additional 2,000 shares of ORI common stock were issued to the First Deed Trust Holder and the amount of the underlying debt was increased from $300,000 to $550,000. The note was due May 11, 1999, with interest-only payments (at an annual rate of 10.9% per annum) of $5,000 per month. The note, amounting to $550,000 outstanding at June 30, 1999, was extended and is currently due on demand. Total interest expense in connection with this note in fiscal 1999 was $45,000.

OIHC agreed to accept a Second Deed of Trust note payable in the amount of $3.450 million related to the acquisition of the 20-acre parcel on May 11, 1998. The term of this Second Deed of Trust is for 30 years principal and interest payable at 9% per annum. ORI has been unable to make the required principal payments, however, OIHC has not notified ORI of any intent to foreclose on the loan. ORI's ability to continue to make the required payments is contingent upon its raising additional capital. The principal amount outstanding at June 30, 1999 was $3.4 million. Total interest expense in fiscal 1999 was $305,792 related to this note agreement.

Minimum annual principal repayments of notes payable are as follows:

               Year Ending
                 June 30              Amounts Due
                  2000               $    772,883
                  2001                     28,201
                  2002                     30,846
                  2003                     33,740
                  2004                     36,905
               Thereafter               3,225,988
                                     $  4,128,563

8.  Stockholders' Equity

Capitalization

Except for shares issued for services, there were no private offerings conducted during the years ended June 30, 1999 or 1998.

                             NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

8.  Stockholders' Equity (continued)

Preferred Stock

The Company has authorized 25,000,000 shares of preferred stock, which are divided into four series: Series A, Series B, Series C and Series D. All Series A and Series B preferred stock was redeemed by the Company prior to or during fiscal 1993 and returned to the preferred stock treasury.

In October 1992, the Company conducted a private offering of Series C Convertible Preferred Stock ("C Preferred"). During the fiscal years ended June 30, 1996 and 1995, all Series C preferred shares were converted to common stock, and no C Preferred remains outstanding.

During the fiscal year ended June 30, 1993, the Company designated a Series D Voting Convertible Preferred Stock out of the 24,130,000 redeemed shares of Series A, Series B and Series C Preferred Stock (the "D Preferred"). The D Preferred consists of 24,000,000 shares which were issued to NuVen Advisors Inc., formerly New World Capital Inc. ("NuVen") in exchange for investment securities with an estimated market value, based upon independent legal and valuation opinions at the time, discounted approximately 50% at the date of transfer, of $10,000,000. Due to the lack of a date and value certain as to the redemption and incomplete trading history of the investment securities, at June 30, 1993, the $10,000,000 aggregate estimated market value of the investment securities was fully reserved by the Company by a charge against Additional Paid-in Capital for financial statement purposes.

The D Preferred is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000, or convertible, at the option of the holder, into a maximum of 10,000,000 shares of the Company's common stock. The right to convert the D Preferred expired in July 1998 and was extended by the Board of Directors to July 2003.

Common Stock Subscriptions

Common stock subscriptions receivable as of June 30, 1999 consists primarily of receivables due from an officer and consultants.

During fiscal 1996, 400,000 common shares were issued upon exercise of options by the Chief Executive Officer of the Company in the amount of $440,000, or $1.10 per share. The Company received a note receivable in the amount of $440,000 and cash payments in the aggregate amount of $40,000 were made prior to year end and approximately $120,000 subsequent to year end. The note bears interest at 10% and is past due at June 30, 1999. The note receivable has an outstanding principal balance of $256,236 at June 30, 1999 and such amount is included in common stock subscriptions receivable in the accompanying consolidated balance sheet.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

8.  Stockholders' Equity (continued)

Treasury Stock

In August 1996, the Company sold its 40% net profits interest in gaming operations conducted at the Holiday Inn and Hyatt hotels in Macau. The consideration for the sale consisted of 20,000,000 shares of the Company's common stock originally issued by the Company in the purchase of the net profits interest. On or about September 30, 1996, the 20,000,000 shares were tendered to a third party escrow agent pending the purchases of replacement properties. The basis of the stock originally issued for the net profits interest aggregated $10,000,000, or $.50 per share, and such amount has been historically presented in the Company's consolidated financial statements as treasury stock.

During the year ended June 30, 1998, the Company issued an aggregate of 10,569,715 shares of treasury stock in the following transactions:

      ~ In October 1997, pursuant to an Exchange Agreement, the Company reacquired 195,000 shares of common stock of Network Long Distance, Inc. (the "Network Shares") from Group V in exchange for $700,000 in cash, a $500,000 note payable and 3,600,000 treasury shares. Although the Exchange Agreement provided for the Company to receive cash of $700,000, the Company actually only received approximately $442,000 in cash. The difference of approximately $258,000 was applied to the outstanding balance of the $1,800,000 warrant note and the Put (Note
          2). The Network Shares reacquired by the Company were originally acquired by Group V from the Company in exchange for a release of liability effective June 1997 (Note 2). During the year ended June 30, 1998, the Company sold the Network Shares and recorded an aggregate loss on sale of $137,177.

      ~ In May 1998, the Company entered into an Exchange Agreement with ORI whereby the Company issued 3,250,000 shares of treasury stock in exchange for 1,000,000 shares of common stock of ORI and an option to purchase shares in the future such that the Company may maintain a 19.5% equity interest in ORI or $2.5 million in market value.

      ~ As described in Note 2, the Company issued 2,000,000 shares of treasury stock, along with $10,000,000 of notes payable issued by NuOasis Resorts, Inc., 280,000 shares of common stock of The Hartcourt Companies, Inc., and its rights in the $1,800,000 warrant note and the Put, to Cleopatra's World in exchange for an additional 10% equity interest in Cleopatra's World that increased the Company's total equity interest in Cleopatra's World to 60%.

      ~ In April 1998, the Company issued 750,000 treasury shares to Cleopatra Cap Gammarth in exchange for rights to equity interests in any future projects that this entity may control. During the year ended June 30, 1998, the Company wrote-off this $105,000 investment (Note 3).

      ~ During the year ended June 30, 1998, the Company issued 969,715 treasury shares to the third party escrow agent and other parties in exchange for services rendered. The Company recorded general and administrative expenses aggregating $116,946 in connection with these issuances.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

8.  Stockholders' Equity (continued)

Treasury Stock (continued)

Because the fair value of the Company's common stock issued in these transactions was less than the $.50 per share basis of the common stock originally issued for the net profits interest, the Company has reduced additional paid in capital for the difference, which aggregated $3,259,279 during the year ended June 30, 1998.

During the year ended June 30, 1999, the remaining common stock treasury shares were liquidated for $411,088. The proceeds from the shares liquidated were used to repay debt, related interest expense and escrow fees. Because the fair value of the Company's common stock issued in these transactions was less then the $.50 per share basis of the common stock originally issued for the net profits interest, the Company has reduced additional paid in capital for the difference, which aggregated $4,304,112 during the year ended June 30, 1999.

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

9.  Stock Option Plan

A summary of the status of stock option transactions for the years ended June 30, 1999 and 1998 is as follows:

                                               1999             1998
Outstanding at beginning of year             1,510,000         1,510,000
     Granted                                         -                 -
     Exercised                                       -                 -
     Canceled                                        -                 -
Outstanding at end of year                   1,510,000         1,510,000

Range of option exercise prices
outstanding                             $0.58 to $4.00    $0.58 to $4.00


At June 30, 1999, options for 1,510,000 shares were fully vested and exercisable.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

10.  Related Party Transactions

Transactions With Officers

In September 1994, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and Chief Executive Officer ("Luke"). Luke has been serving as the Company's Chairman and CEO since approximately July 1993. The terms of the Employment Agreement call for Luke to receive approximately $10,000 per month, retroactive to July 1, 1994, for five years as a base salary; granted him an option to purchase 1,000,000 shares of the Company's common stock exercisable at $1.10 per share; provides him with an annual bonus based upon a number of factors related to the Company's growth and performance which include;
(a) serving on the Company's Board of Directors and as its Chief Executive Officer; (b) providing advice concerning mergers and acquisitions; (c) corporate finance; (d) day to day management; (e) guidance with respect to general business decisions; (f) other duties commonly performed by the Chief Executive Officer of a publicly-held company; and requires the Company to purchase life insurance coverage, reimbursement for vehicle expenses, and provide other fringe benefits. No bonuses have been accrued, paid or are owed as of June 30, 1999. The Company expensed $120,000 during fiscal years 1999 and 1998 pursuant to the terms of the Employment Agreement. As described in Note 6, the Company has net advances due to Luke of $440,732 at June 30, 1999. As described in Note 8, the Company also has a $256,236 common stock subscription receivable from Luke.

Effective January 1, 1994, the Company entered into a Consulting Agreement with Jon L. Lawver and J. L. Lawver Corp. (collectively, "Lawver") pursuant to which Lawver was to perform professional services and to hold the office of President of FFI. Pursuant to the Consulting Agreement, Lawver invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. The Consulting Agreement has been renewed on an annual basis by the Company through fiscal 1999. The Company expensed none and $96,000 in fiscal 1999 and 1998, respectively. The Company had $108,506 due to Lawver at June 30, 1999 pursuant to the Consulting Agreement. The Company has an additional $277,528 due to Lawver that is described in Note 6.

In July 1995, the Company entered into a Consulting Agreement with Steven H. Dong ("Dong"), pursuant to which Dong performed accounting services and held the office of Chief Financial Officer. Pursuant to the agreement, as amended, the Company agreed to pay Dong $145,000 per annum in cash or in the Company's common stock payable monthly in arrears and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $1.53 per share. Under the terms of the Consulting Agreement, Dong invoices the Company and applies the net proceeds received from the sale of stock to the invoiced amounts. The Company expensed approximately none and $151,000 in fiscal 1999 and 1998, respectively, and had no amounts due to Dong as of June 30, 1999. Mr. Dong's Consulting Agreement was terminated around February 1999.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

10.  Related Party Transactions (continued)

Transactions with  Directors and Affiliates

The Luke Trust and Lawver Corp. own 93% and 7%, respectively, of NuVen
Advisors, Inc. ("NuVen"). Luke, as trustee of the Luke Trust, controls the Luke Trust and Jon L. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. On June 14, 1993, NuVen acquired the D Preferred (Note 8), and as a result, NuVen became the Control Person of the Company. On June 14, 1993, Luke became a Director of the Company. On July 22, 1993, following the resignation of Frank Morelli II, Luke became the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. NuVen has since exchanged all of its shares of the D Preferred. As of June 30, 1999, 19,200,000 shares of the D Preferred are owned by New Bridge Capital, Inc., an entity that is majority owned by NuVen.

Effective February 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen (the "NuVen Advisory Agreement") to perform professional and advisory services. Pursuant to the NuVen Advisory Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $.80 per share. The Company expensed $120,000 in fiscal 1999 and 1998, and had a net amount of $271,272 due to NuVen as of June 30, 1999 (Note 6).

Effective July 1, 1994, NuOI entered into an Advisory and Management Agreement with NuVen to perform professional and advisory services. Pursuant to the agreement, NuOI agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 1,100,000 shares of common stock of NuOI exercisable at a price of 110% of the book value per share on the day of the grant. NuOI expensed $120,000 in fiscal 1999 and 1998, and had $335,387 due to NuVen as of June 30, 1999.

FFI, CMA, NuLA, NuLV, ACI and NuP, (collectively "the Companies") each entered into Advisory and Management Agreements, and amendments thereto, (the "Agreements") with NuVen to perform professional and advisory services. Pursuant to the terms of the Agreements, the Companies are required to pay $2,500 to $3,000 per month, plus expenses, in exchange for NuVen 's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, the Companies are required to pay a fee equal to 5% of the value of each business opportunity (as defined) introduced by NuVen. The Agreements have initial terms of five years, but shall be automatically extended on an annual basis, unless terminated by either party. The Agreements canceled and replaced any existing previous agreements. During fiscal 1999 and 1998, the Companies recorded aggregate expenses of $213,127 and $162,485 as fees to NuVen, respectively. As of June 30, 1999, the Companies had an aggregate amount of $411,228 due to NuVen.

A director of Oasis provides legal services to the Company. As of June 30, 1999, the Company owes this director $146,144, and such amount is included in accounts payable and accrued expenses. During the years ended June 30, 1999 and 1998, the Company received legal services from this director aggregating $32,881 and $196,993, respectively.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

10.  Related Party Transactions (continued)

Advisory Agreement with ORI

On July 18, 1998, ORI entered into an advisory agreement with NuVen through April 1, 1999. In connection therewith, the Company issued warrants to purchase 70,000 shares of ORI common stock at $30.00 per share. The estimated fair value of these warrants using the Black-Scholes model was determined to be $3.25 per share or approximately $227,500, of which approximately $130,000 was charged to operations from the acquisition of Oasis on October 19, 1998 to June 30, 1999. The options expire on July 1, 2001. No other remuneration was granted to NuVen in connection with this advisory agreement.

ORI Director Compensation

Two directors of ORI have entered into agreements that expired September 30, 1999, but have continued on a month-to-month basis since that date. Such agreements provide for payments of $3,000 per month, of which no payments have been made. Included in accounts payable are amounts due to such directors of $72,000 at June 30, 1999.

11.  Income Taxes

The Company and its controlled, domestic subsidiaries file a consolidated income tax return for federal purposes and a combined income tax return for state purposes.

The Company's net deferred tax assets at June 30, 1999, consist of net operating loss carryforwards amounting to approximately $20.1 million. At June 30, 1999, the Company provided a 100% valuation allowance for the tax effect of these net operating loss carryforwards totaling approximately $6.8 million. During the years ended June 30, 1999 and 1998, the Company's valuation allowance increased $1.0 million and decreased $1.0 million, respectively. No benefit for income taxes has been provided in the accompanying consolidated statements of operations, since all deferred tax assets have been fully reserved. The Company has provided the valuation allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

The deferred taxes result from temporary differences relating to the difference in the basis of assets and liabilities for financial and tax reporting purposes. As of June 30, 1999, temporary differences relate mainly to reserves recorded for financial reporting purposes that are not deductible for tax purposes.

As a result of changes in stock ownership which occurred in 1993 and 1995, the Company's use of its net operating loss carryforwards may be limited by Section 382 of the Internal Revenue Code until such net operating loss carryforwards expires. During Fiscal 1997, the Company obtained an independent third party valuation of its stock for purposes of the calculation required by Section 382 in order to determine the extent, if any, to which such net operating loss carryforwards may be limited.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

11.  Income Taxes (continued)

Deferred tax assets have been computed using the maximum expiration terms of up to 18 years for federal purposes and 5 years for state purposes. Net operating losses expire from the years 2004 through 2016.

No provision was made or benefits recognized for U.S. income taxes on undistributed earnings/ losses of foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate earnings only when tax effective to do so. Foreign net operating loss carryforwards may not be utilized for United States federal income tax purposes.

12.  Segment Information and Concentration of Credit Risk

Industry Segments

The relative contributions to revenues, gross profit and identifiable assets of the Company's two reportable operating segments for the years ended June 30, 1999 and 1998 are as follows:

                                   1999               1998
Revenues
Hotel Room and Food           $  5,522,626        $  5,292,604
    Food Distribution         $    262,336        $    730,538

Gross Profit
    Hotel Room and Food       $   (272,561)       $   (220,098)
    Food Distribution         $     23,340        $    261,098


Identifiable assets of the Company's food distribution segment are $35,300 as of June 30, 1999 and are comprised primarily of net property and equipment, trade accounts receivables and inventories. Identifiable assets exclude intercompany loans, advances and investments.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

12.  Segment Information and Concentration of Credit Risk (continued)

As of June 30, 1999, the Company's assets are principally located in two geographic areas: the United States and North Africa. The following is a summary of the Company's June 30, 1999 assets by geographic area:

                                         United         North        Total
                                         States         Africa
    Cash                             $    72,642     $   48,698    $  121,340

    Accounts receivable, net               5,754        373,550       379,304

    Equity investments                   103,500              -       103,500

    Other current assets                  58,089        230,055       288,144
      Total current assets               239,985        652,303       892,288

    Property and equipment, net           20,555        256,834       277,389

    Equity investments                   810,819      2,000,000     2,810,819

    Other assets                       3,013,000      2,469,247     5,482,247

      Total noncurrent assets          3,844,374      4,726,081     8,570,455
         Total assets                $ 4,084,359      5,378,384     9,462,743


Significant Customers and Concentration of Credit Risk

In the United States, the Company maintains several cash accounts at several financial institutions. At June 30, 1999, none of the Company's cash accounts exceeded the federally-insured limit. The Company also has approximately $94,929 on deposit with foreign banks.

The Company had sales in excess of 15% of total food distribution sales to each of three customers in fiscal 1999 and 1998.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

13.  Commitments and Contingencies

Operating Leases

The Company leases a manufacturing plant in California for its food processing operations under a month-to-month lease. The Company also leases a vehicle for an officer under a three-year, non-cancelable operating lease. NuVen provides office space to the Company and its subsidiaries, along with general and administrative personnel, office furniture and equipment, telephone and fax services, accounting and automobiles pursuant to the various Advisory and Management Agreements (Note 10).

At June 30, 1999, future minimum rental payments due under non-cancelable operating leases are as follows:

               Year Ending            Amounts
                June 30,               Due
                  2000             $   4,438


Rent expense associated with these operating leases was $34,355 and $52,533 for the years ended June 30, 1999 and 1998, respectively.

CCGL and CWI are lessees under various lease agreements related to the Cap Gammarth Casino and the Le Palace Hotel, respectively, which require annual lease payments to be made, monthly or quarterly, over their respective terms, which range from 16 to 20 years (Note 2). The Company has not begun operations at the casino; therefore, management believes that this lease is not yet in effect. As a result, no rental expense has been included in operations under this arrangement. Upon consummating the lease, the Company will be required to pay the amounts reflected in the table below. Future annual minimum lease payments by these entities in each of the next five years and thereafter are as follows:

                                           Amounts Due

                           Cap Gammarth
           Year Ending        Casino       Le Palace
             June 30                         Hotel            Total
               2000        $ 3,000,000   $  7,138,146    $  10,138,146
               2001          3,000,000      4,007,150        7,007,150
               2002          3,300,000      4,287,650        7,587,650
               2003          3,600,000      4,587,785        8,187,785
               2004          3,900,000      4,908,930        8,808,930
            Thereafter      74,700,000     46,872,889      121,572,889
                            91,500,000     71,802,550    $ 163,302,550

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

13.  Commitments and Contingencies (continued)

Operating Leases (continued)

Prior to taking possession of the Cleopatra Cap Gammarth Casino under its lease agreement, the Company is required to make a lease deposit totaling $1 million. Total rent expense included in operations under the Le Palace Hotel lease for the years ended June 30, 1999 and 1998 was approximately $2.5 million and $2.0 million, respectively.

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

The Company has been a party to arbitration with STTG due to significant delays in completing the Le Palace Hotel & Resorts. Through June 30, 1999, the Company has not paid rents to STTG in connection with its lease arrangement. However, the Company has paid opening costs and purchased equipment totaling approximately $1.8 million which management believes were the responsibility of STTG. STTG filed a complaint and received an arbitration award for calendar year lease rental payments for 1998 and 1997, net of amounts expended by the Company. At June 30, 1999, the Company owed STTG approximately $3.4 million for the net rental payments under the agreement. In February 2000, the Company's arbitration against STTG was moved to France where an arbitration board is presently reviewing the Company's claim for damages and reduced rent until the project is completed. In August 2000, STTG filed for bankruptcy protection under Tunisian law.

In connection with the operation of the Le Palace Hotel & Resorts, the Company provides employees of STTG meals and allowances while working at the Cap Gammarth complex. In fiscal 1999 and 1998, the Company incurred reimbursable expenses amounting to approximately $199,000 and $985,000, respectively. At June 30, 1999, the Company had a receivable from STTG amounting to $1,184,000. Management believes that amounts receivable from STTG will be subject to right of offset when the judgement becomes due. Accordingly, no provision for loss has been reflected against amounts due from STTG.

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

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998

13.  Commitments and Contingencies (continued)

Legal Proceedings (continued)

In September 1999, the Company settled a claim for non payment of consulting fees with a former consultant of the Company. The amount of the settlement of $51,000 was accrued during fiscal 1998.

FFI is involved, both as plaintiff and defendant, in litigation that originates in the normal course of business development or operations. Further, FFI is a defendant in various litigation initiated by certain creditors because FFI violated related repayment terms. The lawsuits generally seek the payment of fees owed, legal fees and interest. FFI is attempting to settle the lawsuits and negotiate payment schedules with its creditors. FFI has accrued approximately $50,000 as of June 30, 1998 for such contingencies.

In January 1995, a consultant to the Company's prior management initiated a lawsuit involving CMA. The plaintiff has not pursued his claims in this lawsuit and the Company believes that the case will be dismissed by the court for inaction by the plaintiff. No provision has been made in the accompanying financial statements for this contingency.

The Company is subject to claims and suits that arise from time to time out of the ordinary course of its business. Through June 30, 1999, management of the Company is not aware of any claims that will have a material impact on the Company's business, financial condition or results of operations which are not reflected in the accompanying consolidated financial statements.

14.  Subsequent Events

Spinoff of Five Wholly Owned Subsidiaries

In February 2000, the Company completed the spinoff five of its wholly owned subsidiaries CMA, NuLA, NuLV, ACI and NuP. The spinoff was effected through the distribution of 812,500 shares of common stock and 300,000 shares of Series A preferred stock of each subsidiary to the respective NuOasis shareholders of record on June 30, 1999. The shares of each of these companies is restricted and no market is expected to develop until each of the subsidiaries has filed a registration statement on Form 10-SB, and other reports as required. In February 2000, registration statements on Form 10-SB were filed, but were subsequently retracted. Each subsidiary intends to file a new registration statement so that the unregistered shares become registered.

Promissory Note

In September 1999, the Company entered into a promissory note with Luke in the amount of $136,400. The related note bears interest at 8% per annum and required principal and interest to be paid on March 31, 2000. In connection with the loan, the Company received a security interest in 2,793,092 shares of common stock of Scientific NRG, Inc. (currently, NewBridge Capital, Inc.), which Luke pledged as collateral for this note. Scientific NRG, Inc. is affiliated to the Company through common ownership and management.

Sale of Dega Note

In September 1999, the Company entered into a note purchase agreement with Phileo Management Company, Inc. (currently, NewCom, Inc.) ("Phileo"), an entity affiliated to the Company through common ownership and management. Under the terms of the purchase, the Company acquired cash of $250,000 and a reduction in the amount owed to NuVen Advisors, Inc. by the Company (which Phileo believes it owns or has the right to acquire) of $222,000. In exchange, the Company agreed to sell, assign, and transfer a $500,000 secured, convertible promissory note issued by Dega (Note 2). The cash acquired by the Company in this transaction was used to pay amounts owed to Luke (Note 6).