Form 10KSB
period 2000-06-30
NUOASIS RESORTS INC
filed 2000-11-30
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2000         Commission file number   0-18377

                              NuOASIS RESORTS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                             84-1126818
(State of other jurisdiction of                      (I.R.S. Employer  I.D. No.)
incorporation or organization)

4695 MacArthur Court, Suite 1450, Newport Beach, California             92660
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

                               Yes         No  X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Registrant's revenues for the fiscal year ended June 30, 2000 were $5,192,905.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 31, 2000 was approximately $1.3 million.

           Class                                Outstanding at October 31, 2000
 Common Stock, $.01 par value                           66,914,300 shares

                      Documents Incorporated by Reference:
                                      None

                                TABLE OF CONTENTS


                                     PART I

                                                                           Page

Item 1.  Description of Business.............................................  1

Item 2.  Description of Property............................................. 11

Item 3.  Legal Proceedings................................................... 11

Item 4.  Submission of Matters to a Vote of Security-Holders................. 12

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............ 13

Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 14

Item 7.  Financial Statements................................................ 19

Item 8.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................. 20

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................ 20

Item 10. Executive Compensation.............................................. 22

Item 11. Security Ownership of Certain Beneficial Owners and Management...... 24

Item 12. Certain Relationships and Related Transactions...................... 25

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.................................... 27

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)  General

     NuOasis Resorts, Inc. (the "Company" or "Resorts") was incorporated in Colorado on February 6, 1989 and became public in 1990. In January 1998, the Company was re-incorporated in the state of Nevada. Through subsidiaries, the Company invests in, leases, manages and operates hotels, legalized gaming casinos, and related operations. The Company also provides food and ancillary services in connection with its hotel and gaming operations, and prior to fiscal 2000, manufactured and distributed specialty food products.

(b)  Business Development

     Through subsidiaries, the Company owns interests in, leases, manages and operates themed hotels, gaming casinos and related operations worldwide, through its majority-owned subsidiary Oasis Resorts International, Inc. ("Oasis"). The Company operates its facilities under two marketing themes: "Cleopatra Palace" and "Oasis Resorts." The Company's "Cleopatra"-themed facilities are owned and operated by Cleopatra Palace Resorts and Casinos Limited, a British corporation ("CPRC"), a 75% owned subsidiary of Oasis. CPRC conducts its operations through Cleopatra Cap Gammarth Casino Limited, a Tunisian corporation in organization ("CCGL") and Cleopatra's World Inc., a British Virgin Island corporation ("CWI"), entities which, at June 30, 2000 were 90% and 80% owned by CPRC, respectively. The Company's "Oasis Resorts"-themed facility is under development by Oasis Hotel, Resort & Casino III, Inc. ("Oasis-III") a wholly owned subsidiary of Oasis.

     The Company's food operations were conducted by its wholly-owned subsidiary, Fantastic Foods International, Inc., a California corporation ("FFI"), doing business under the trade name "The Pasta Fresca Company" ("Pasta Fresca"). FFI ceased operations during fiscal 2000.

     At June 30, 1999, in addition to Oasis and FFI, the Company had six (6) other subsidiaries - NuOasis International, Inc., a Bahamas corporation ("NuOI"), ACI Asset Management Inc., a Nevada corporation ("ACI"), NuOasis Properties Inc., a Nevada corporation ("NuOP"), Casino Management of America, Inc., a Utah corporation ("CMA"), NuOasis Laughlin, Inc., a Colorado corporation ("NuLA"), and NuOasis Las Vegas, Inc., a Colorado corporation ("NuLV"). NuOI is a holding company for the Oasis investment. CMA, NuLV and NuLA were formed for the purpose of acquiring a casino gaming interests and gaming assets in Nevada. ACI and NuOP were formed for the purpose of acquiring certain real estate assets in California and Colorado. CMA, NuLV, NuLA, ACI, and NuOP were development-stage companies during each of the three fiscal years ended June 30, 2000.

     During fiscal 2000, the Company distributed approximately 90% of the issued and outstanding common shares of ACI, NuOP, CMA, NuLV and NuLA to the Company's shareholders of record on June 30, 1999 (the "Spinoff"). The Spinoff was effective in February 2000 and reduced the number of majority- owned subsidiaries of the Company to three (3) from eight (8).

     As used herein, the term "Company" refers to NuOasis Resorts, Inc. and its subsidiaries.

(c)  Description of Business

     The Company's business interests are comprised of legalized casino gaming and hotel management, and to a limited extent, real estate acquisition and development, which, as of the close of fiscal 2000, was still a development-stage activity. The Company's food manufacturing and distribution business ceased in fiscal year 2000.

     (1)   Gaming and Hotel Management Activities

           Domestic Gaming Activities

          On May 1, 1998, Flexweight Corporation, a Kansas corporation ("Flexweight") acquired 100% of the issued and outstanding common stock of Oasis-III. Effective October 19,1998, Flexweight reincorporated in Nevada and changed its name to Oasis Resorts International, Inc. ("Oasis"). Oasis-III holds a 20-acre interest in partially-developed land located in Oasis, Nevada together with an option to acquire an additional 30 acres adjacent to the 20-acre parcel. The Oasis- III property presently contains a 6-unit motel, an eight-pump truck stop, a cafe and mini-market store and was subdivided from an 1100-acre parcel originally purchased in December 1995 by Oasis-III from Oasis International Hotel and Casino, Inc. ("OIHC"), which was at the time of the transaction, and continues to be, a shareholder of Oasis. The motel, truck stop, cafe and store are currently closed and are available for rent by the Company.

          The Company intends to develop the Oasis-III property as a 500-room resort hotel with a 30,000 square-foot Las Vegas style gaming casino with 38 gaming tables, Keno, Sportsbook, and 1,000 slot machines, together with an entertainment complex with movie theaters, outdoor rodeo facilities, and bowling alley. The Company is currently seeking financing to develop this property.

           International Casino Gaming and Hotel Management Activities

          Through CPRC, the Company intends to develop and expand its casino gaming and resort hotel activities outside of the United States. The Company believes that international leisure and entertainment opportunities offer much greater potential, and have far less competition than domestic market because of the "emerging market" status of many of the host countries. The Company's goal is to capitalize on the expected growth in tourism trade and the surge of entertainment spending worldwide, and to take advantage of certain investment opportunities in emerging markets which appear to be the greatest beneficiaries of this expected growth. Through CPRC, the Company has been soliciting and evaluating prospects in certain resort hotel and casino gaming markets in Asia, North Africa, South America, the Caribbean, and the South Pacific.

          CPRC's predecessor, Cleopatra Palace Limited ("CPL"), developed the concept of resort hotels and Las Vegas style gaming casinos designed along the theme "Cleopatra Palace," in 1993.

          In October 1994, CPL became the lessee of a 200,000 square foot casino and Las Vegas- style showroom (the "Cap Gammarth Casino") pursuant to a Casino Lease Agreement and Operating Management Contract (the "Gammarth Casino Lease") with Societe Animation Loisers Touristique ("SALT"). The Cap Gammarth Casino is part of a large resort development located in Tunisia, North Africa, in the town of Gammarth, approximately 6 miles north of the city of Tunis, the country's capital. In conjunction with this casino, an affiliate of SALT, Societe Touristique Tunisie Golfe ("STTG"), partially constructed a five-star hotel (the "Le Palace Hotel"), is currently attempting to complete construction on an adjacent health and sports center, a beach club, a 54-unit shopping mall and 250 apartments, all located within walking distance to the Cap Gammarth Casino (collectively, the "Gammarth Resort"). The Gammarth Casino Lease was subsequently assigned by CPL to CWI who serves as the operator of the Gammarth Resort.

          In 1996, CPL deposited approximately $2,000,000 with SALT as a lease deposit on the Cap Gammarth Casino. In April 1998, CPL converted the Cap Gammarth Casino lease deposit to a 9% equity ownership in SALT.

          After a long history of missed completion dates set by STTG, CWI opened the Le Palace Hotel in October 1996 with only 100 of 350 total rooms ready for occupancy, and without any of the other resort facilities. Through internally operated cash flow and working capital provided by NuOasis, CWI completed the Le Palace Hotel and marketed the facility since its opening. While the balance of the resort remained unfinished at June 30, 2000, the Le Palace Hotel has been actively managed and marketed by CWI with steadily increasing annual room rental rates and revenues; however, the reputation of the hotel is not what is expected by management for a 5-star hotel due to such delays in completing the Hotel and the balance of the complex by STTG.

          As the Company believes the best solution to the issues at the Le Palace Hotel is for it to purchase the complex, in September 2000, the Company made an offer of 24 million Tunisian Dinars, approximately $18 million, to purchase the equity in the Cap Gammarth complex from STTG. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property.

          In October 1994, in a separate transaction, CPL entered into an agreement to lease and operate a casino and French-style cabaret in Hammamet, Tunisia (the "Hammamet Casino"). The Hammamet Casino was completed in the first half of calendar 1997 and opened December 6, 1997. Adjoining the Hammamet Casino is a five-star hotel and villa resort (the "Hammamet Hotel") which was completed and opened in September 1996, and is operated by the Occidental Group. The Hammamet Hotel is one of forty-five
     (45) hotels planned or currently under construction in south Hammamet as part of a Tunisian government-sponsored expansion of the Hammamet resort area. When completed, these additional hotels are expected to provide up to 38,000 additional beds for the Hammamet area. Both the Hammamet Casino and Hammamet Hotel are situated within walking distance of other hotels, with approximately 1,800 beds.

          CPL financed the completion and opening of the Hammamet Casino through loans from NuOasis and financing from Cedric Investment Company Inc., a Panamanian corporation ("Cedric"). In connection with a $1.5 million loan from Cedric to complete and open the Hammamet Casino, the Company pledged its 70% interest in Cleopatra Hammamet Casino, Ltd. ("CHL"), the lease holder of the Hammamet Casino to Cedric. The Company had the right to repurchase such interest for $1.5 million plus interest. Such right expired September 22, 1998 and accordingly, the Company had no further interest in the Hammamet Casino. To finance the remaining expenditures on the Cap Gammarth Casino, CPRC has been negotiating possible joint ventures with foreign banks and investment groups.

          On April 1, 2000, the Company through Oasis entered into an agreement to acquire 60% of the voting capital stock of CHL from an unrelated party for 750,000 shares of Oasis common stock, valued at $2.25 million. The common shares of Oasis were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the transaction has not been completed. Management is unsure at the present time whether the transaction will be closed. In connection with the agreement, the seller was required to provide $600,000 of working capital to CHL, of which $300,000 was paid by the seller. NuOI loaned the remaining $300,000 to CHL and was repaid by the seller with 107,413 shares of Oasis common stock. If the transaction is not closed, the Company could possibly lose its investment of 750,000 shares of Oasis common stock.

          Between 1996 and 1999, CPL and other related CPRC subsidiaries, increased their interest in CWI and entered into Letters of Intent and contracts to acquire additional proposed and existing resort hotel and casino gaming interests in the Mediterranean and Southern Europe. On July 7, 1996, CPL entered into an agreement between Compagnie Monastirienne Immobiliere et Touristique S.A. ("CMI") to take over and operate a casino in Monastir, Tunisia (the "Monastir Casino Lease"); it entered into an agreement with CMI dated July 7, 1996 to take over and operate a resort hotel in Monastir, Tunisia (the "Monastir Hotel Lease"); it entered into an agreement in principle to lease an existing potential casino site and to acquire a gaming license in Morocco (the "Morocco Project"); and, it entered into an agreement to acquire certain real property interests in San Roque, Spain and the gaming license related to a casino under construction in Marbella, Spain (the "Marbella Casino"). However, at June 30, 2000, none of the properties under contract or agreements in principle have been acquired by the Company or any of its subsidiaries.

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

          On November 15, 1999, the Company and Oasis agreed to extinguish the Oasis Notes and cancel the Oasis Warrants in exchange for the issuance of an additional 8,111,240 shares of Oasis common stock. As a result, NuOasis owned approximately 86% of the Oasis issued and outstanding common stock.

     (2)  Food Manufacturing and Distribution

          Prior to fiscal year 2000, through FFI, the Company manufactured, distributed, and marketed fresh and frozen packed pasta and Italian sauces. Since September 1993, the Company's food products operations have been conducted by FFI. In fiscal 1994 the Company's historical food manufacturing and distribution activities, which include pasta and sauce products, were transferred from Colorado to California and were operated in facilities based in Irwindale, California until February 2000. The facility was USDA certified and produced all of the Company's pasta and sauce products, including meat and chicken filled products and speciality items for hotels and restaurants.

          The Company utilized its own recipes and those acquired in the purchase of the assets and business of Italfin, Inc. ("Italfin") and Pasta Fresca in fiscal 1993. The Company's pasta products were fresh or frozen, not dried, to maintain 60% of the nutritional value, to cook quickly and to retain aroma and taste. Its pasta was high in complex carbohydrates making it a high energy food. The Company's pasta was manufactured under the brand names "Nona Morelli" and "Pasta Fresca," and contained all natural ingredients without any preservatives. The "Nona Morelli" and "Pasta Fresca" brand name pasta products were sold primarily to the retail trade in supermarkets, club stores and independent grocers in California and other states and, through contract packaging ("co-packing") for other independent Supermarkets which sold the Company's products under their private labels. Fresh and frozen pasta was also sold in bulk for the food service industry, hotels and restaurants. The Company had lines of no cholesterol and low cholesterol pasta and packages and marketed pasta with accompanying sauces. The Company was also a producer and marketer of a private label and "Nona Morelli" and "Pasta Fresca" brand sauces.

          During fiscal 1999 and 1998, the operations of FFI deteriorated significantly, as the Company did not have the financial and operational resources necessary to successfully establish, maintain, or expand its distribution network. As a result of the business deterioration in prior years, management of FFI spent much of fiscal 2000 and fiscal 1999 exploring strategic alternatives for its food manufacturing and distribution business. FFI has essentially ceased operations.

     (3)  Real Estate Activities

          The Company did not have any real estate operations during fiscal 2000 or fiscal 1999.

(d)  Marketing

     (1)  Gaming and Hotel Management

          Domestic Gaming

          The Company did not have any domestic gaming activities in fiscal 2000 and fiscal 1999 and did not utilize or rely upon any marketing for domestic gaming activities in fiscal 2000.

          International Casino Gaming and Hotel Management

          The Company's current activities are located in North Africa, and the Company's marketing strategy is to target past and repeat middle-market, value-oriented visitors to its facilities by systematic marketing programs directed to the individual visitors and to the tour operators who have historically promoted and booked the tours to the respective areas in the past. The Company uses general marketing approaches to attract first time customers to its casinos by advertising its slot player club program, popular entertainment and other promotions. Once customers enter the Company's casinos, the Company attempts to capture the name and playing level of each slot machine and table game player.

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

          Food Manufacturing and Distribution

          Sales of the Company's products were made through direct marketing by food brokers with a focus on supermarket chains, other retailers and restaurants. Typically, the Company's products were delivered to distribution centers of such supermarket chains for subsequent re-delivery through the supermarket subsystem as demand dictated. The Company also marketed its products through distributors under short term "spot sale" arrangements terminable on short notice. Food brokers utilized by the Company usually received commissions based on net sales, while distributors purchased the Company's products for their own account. The Company did not grant exclusive area distribution rights with respect to any of its products.

          Since fiscal 1998, the operations of FFI deteriorated significantly, as the Company did not have the financial and operational resources necessary to successfully establish, maintain, or expand its distribution network. As a result of the business deterioration, FFI has substantially ceased operations.

(e)  Raw Materials

     Gaming and Hotel Management

     The Company's international casino gaming and hotel management, and its proposed real estate acquisition and development activities, are not manufacturing-based businesses and therefore do not rely on raw materials.

     Food Manufacturing and Distribution

     The Company's domestic food manufacturing and distribution segment required raw materials which were readily available such as flour, tomatoes and domestically-grown spices. The Company has not experienced any difficulty obtaining any raw materials for its domestic food operations in the past.

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

     Food Manufacturing and Distribution

     Although the Company's formulas and recipes are not subject to patent protection, it considers these proprietary and uses confidentiality agreements as appropriate in an attempt to protect such formulas and recipes. The Company has received a trademark for "Nona Morelli" from the United States Patent and Trademark Office, which it used on some of its products.

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

     Food Manufacturing and Distribution

     For the year ended June 30, 1999, the Company's food operations had three major customers, all distributors, each of which accounted for more than 15% of the Company's sales with respect to its food manufacturing and distribution segment. FFI earned no revenues in fiscal 2000.

(i)  Backlog of Orders

     Gaming and Hotel Management

     The Company's domestic gaming, together with its international gaming and hotel management and its real estate subsidiaries, were not subject to the type of business activities which would give rise to "orders."

     Food Manufacturing and Distribution

     At June 30, 2000, FFI, the Company's food manufacturing and distribution subsidiary, had no significant backlog for orders.

(j)  Government Contracts

     None of the Company's industry segment activities were involved with material government contracts in fiscal 2000 or fiscal 1999.

(k)  Competition

     Gaming and Hotel Management Activities

          Domestic Gaming

          During fiscal 2000 and 1999, the Company did not have any domestic gaming activities.

          International Gaming and Hotel Management Activities

          The Company, directly and through NuOI, competes with other casino gaming and hotel management companies for opportunities to manage casino gaming and hotel management activities in emerging international gaming jurisdictions. The Company expects many competitors to enter new international jurisdictions that authorize gaming, some of whom may have more personnel and greater financial and other resources than the Company or its subsidiaries.

          Further expansion of international legalized gaming in the markets where the Company is active or proposes to become active could also significantly and adversely affect its proposed gaming activities. In particular, the expansion of casino gaming in or near any geographic area where the Company is active, or in pursuit of a gaming license or rights to manage casino gaming activities, may diminish or otherwise detract from the activities of the Company or its subsidiaries. In this regard, the Company believes that its gaming markets are extremely competitive and expects them to become even more competitive as the number of gaming and other entertainment establishments increases. Such competition is growing in the Mediterranean market and the Company also competes with gaming facilities worldwide. It is also possible that substantial competition could cause the supply of casino gaming facilities to exceed the demand for casino gaming.

          Additionally, many of the Company's competitors have more casino gaming industry experience, larger operations or significantly greater financial and other resources than the Company. Given these factors it is possible that substantial competition could have a material adverse effect on the Company's future results of operations.

          Food Manufacturing and Distribution

          Although the Company has no market data compiled on the fresh pasta industry, management believes that Contadina, a division of Carnation Foods, is the fresh pasta industry leader accounting for in excess of 50% of nationally fresh pasta sales. However, in certain states in which the Company operated, management believes Contadina controls less than 50% of this market in the aggregate. Other major retail competitors are Tyson Foods under the trade name Mallard's, Pasta Mia, Trios, Pasta Perfecta, DiGiorno, Romance and Monterey Pasta Company.

          Competitive factors in the industry include product quality and taste, freshness, healthfulness, brand name awareness among consumers, advertising and promotion, supermarket shelf space, product shelf life, package design, price and reputation among consumers. Competition is severe in each area, and industry leaders, such as Contadina, are extremely strong in most competitive areas.

          Real Estate Activities

          During fiscal 2000 and 1999, the Company did not have any operating activities with respect to real estate acquisitions and development either domestically or internationally.

(l)  Research and Development

     As part of the Company's domestic food manufacturing process, the Company enhanced existing products and developed new products on a continuous basis. The Company did not have any direct costs associated with customer-sponsored research and development activities. As to its real estate, casino gaming and hotel management activities, it does not have a research and development department or budget. Market research is conducted on the subsidiary level as to each particular property or project.

(m)  Government Regulation

     Gaming and Hotel Management Activities

          Domestic Gaming

          During fiscal 2000 and 1999, the Company did not have any domestic gaming activities.

          International Casino Gaming and Hotel Management Activities

          The Company's international operations are generally dependent on the continued licenseability, qualification and operations of the Company or the subsidiaries and/or that hold the requisite licenses or permits in the jurisdictions where it conducts or proposes to conduct gaming and hotel management activities. Generally, such operations are reviewed periodically by local, state and/or federal governmental authorities. In addition, in most jurisdictions, the Company's directors and many of the employees of casinos and hotels are often required to be approved. The failure of the Company or any of its key personnel to obtain or retain a license or a permit in a particular jurisdiction could have a material adverse effect on the Company's ability to continue or expand its casino gaming and/or hotel management operations, or to obtain or retain licenses or permits in other jurisdictions. In addition, any regulations adopted by the local, state and/or federal governmental authorities, the legislatures or any governmental authority in jurisdictions in which the Company intends to have casino gaming and/or hotel management operations, may materially adversely affect its operations.

          At the close of fiscal 2000, the Company's only international casino gaming and hotel management investments were in Tunisia, North Africa. Under Tunisian law, casino gaming is closely supervised and monitored through the use of on-site government representatives and strict published operating procedures. The process through which a company obtains a license to conduct casino gaming in Tunisia is similar to that of many of the various states in the U.S. which have recently adopted legalized gaming statutes, involving background checks, personal interviews and the discretionary right of the government body overseeing gaming activities to deny or withdraw a license to any applicant.

          The Tunisian government has approved the Company's management for gaming licenses at the Cap Gammarth Casino and the Hammamet Casino.

          Food Manufacturing and Distribution

          The Company was regulated by the Los Angeles County Health Department United States Department of Agriculture ("USDA"), and the United States Food and Drug Administration. The Company was subject to various regulations with respect to cleanliness, maintenance of food production equipment, storage cooling and cooking temperatures, food handling and storage, and is subject to on-site inspections. The finding of a failure to comply with one or more regulatory re quirements could result in a variety of sanctions, including fines.

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

(o)  Employees

     There were three (3) corporate officers of the Company and 185 employees of significant subsidiaries who rendered services during fiscal 2000 and fiscal 1999.

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

     Additionally, all statements contained herein that are not historical facts, including but not limited to statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. In addition to being forward- looking in nature, these statements involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects," and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2.  DESCRIPTION OF PROPERTY

(a)  Corporate Headquarters

     Since September 1993, the Company has maintained its corporate headquarters in Orange County, California. The Company's headquarters is currently located at 4695 MacArthur Court, Suite 1450, Newport Beach, California 92660, and is subleased from an affiliate, NewBridge Capital, Inc. ("NewBridge"), on a month-to-month basis as part of an Advisory and Management Agreement assigned to NewBridge. The Company believes that these facilities are suitable and ade quate for its present needs.

(b)  Gaming and Hotel Management Facilities

     Domestic Gaming

     At the close of fiscal 2000, the Company did not own any domestic gaming, real property interests or personal property, nor did it have any domestic gaming activities subject to lease obligations.

     International Gaming and Hotel Management Facilities

     At the close of fiscal 2000, the Company, through its subsidiaries, was a lessee under two (2) lease agreements related to the Cap Gammarth Casino and the Gammarth Resort in Tunisia. Due to its position as a lessee, neither the Company or its subsidiaries owned any real or personal property. Should the Company close the acquisition of 60% of CHL, the Company would also be a lessee under a lease agreement related to the Hammamet Casino.

     Food Manufacturing and Distribution Facilities

     FFI was the lessee of approximately 10,000 square feet of food manufacturing space in Irwindale, California. In fiscal 1999, FFI moved from its production facility in Irwindale, California and began an arrangement where another USDA qualified manufacturer packaged the FFI products. FFI is no longer a lessee.

(d)  Real Estate Activities

     The Company did not have any domestic or international real estate operations at June 30, 2000 or June 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

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

     In July 2000, the Company entered into an Indemnification Agreement and Agreement to Defend with YSRO Program Exchange B.V., a Netherlands Antilles corporation ("YSRO"). Under the terms of this agreement, the Company exchanged cash of $200,000, its interest in the Group V Litigation, and Fred G. Luke's interest in the Group V Litigation. In return, YSRO agreed to undertake the obligation to pay all costs and expenses in defending the Company and Fred G. Luke and in pursuit of counterclaims against one more of the plaintiffs.

STTG and SALT

     One of the Company's indirect subsidiaries, CWI, is currently in arbitration with STTG, the developer/owner of the Gammarth Resort over the amount of rent due for the LePalace Hotel since its opening. Through June 30, 2000, the Company has not paid rents to STTG in connection with its lease arrangement. However, the Company paid opening costs and purchased equipment totaling approximately $1.8 million which were the responsibility of STTG. STTG filed a complaint and received an arbitration award for calendar year lease rental payments for 1997 and 1998, net of amounts expended by the Company. At June 30, 2000, the Company owed STTG approximately $4.0 million for the rental payments, net of costs and expenses and trade receivables from STTG under the agreement.

     Although the award due STTG is final, management of CWI is not in agreement with this award because it does not provide for completion of the property nor a provision for economic damages that CWI suffered as a result of the complex being incomplete. Currently, the Company is pursuing additional arbitration for the rents that will be due for the years 1999 and 2000, which also demands that STTG be required to complete the complex and pay economic damages suffered by CWI.

     However, the Company believes the best solution to the issues at the Le Palace Hotel are for it to purchase the complex. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property and has made an offer to purchase the Cap Gammarth Complex from STTG. In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

     On July 13, 1998, Resorts filed a civil complaint for damages in the U.S. District Court, District of Nevada against SALT and several other defendants. On July 2, 1999 the District Court adjudged and decreed compensatory damages in the amount of $292 million plus interest and $10 million in punitive damages (the "SALT Judgment"). The SALT Judgment affects the Cap Gammarth Casino and is expected to result in the Company foreclosing on the interest of SALT and the individual defendant's equity ownership of SALT. CPRC management currently has instituted proceedings in Tunisia to collect upon its money judgement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of security-holders in fiscal
2000.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     Through August 16, 1995, the Company's common stock was traded on the NASDAQ Small CapSM System under the symbol "NONA." From August 16, 1995 through January 19, 1998, the Company's shares traded on the Electronic Bulletin Board under the Symbol "NONA." From January 1998 to March 2000 the Company's shares traded on the Electronic Bulletin Board under the symbol "NUOA." In March 2000, as a result of the Company failing to be in compliance with respect to the disclosure requirements of the Exchange Act, the NASD delisted the Company's common stock and ceased trading on the Bulletin Board. The Company intends to take the steps necessary to resume trading after it becomes current with its Exchange Act filing requirements.

     The range of high and low "bid" quotations for the Company's common stock for the last two fiscal years as reported by NASDAQ OTC Bulletin Board are provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


                            Bid Price of Common Stock
     Fiscal 2000               High           Low
Quarter ended 06/30/00         $.03          $.01
Quarter ended 03/31/00         $.10          $.01
Quarter ended 12/31/99         $.05          $.02
Quarter ended 09/30/99         $.07          $.03


     Fiscal 1999               High           Low
Quarter ended 06/30/99         $.06          $.02
Quarter ended 03/31/99         $.06          $.02
Quarter ended 12/31/98         $.06          $.03
Quarter ended 09/30/98         $.10          $.04

(b)  Holders

     The approximate number of holders of record of each class of equity securities of the Company as of June 30, 2000, was as follows:


                                         Approximate
                                          Number of
            Title of Class              Record Holders
Common Stock, $.01 par value               2,000
Series D Preferred Stock,
  $ .01 par value                            3

     This approximate number of record holders of common stock does not include an unknown number of beneficial holders whose shares are registered in "street name."

(c)  Dividends

     The Company has not paid any cash dividends with respect to its common stock or preferred stock since its inception. During fiscal 2000, the Company distributed approximately 90% of the issued and outstanding common shares of five of its previously, wholly owned subsidiaries to the holders of its common stock. No cash or property dividends were paid or declared during fiscal 1999. As of the date of this Report, the Board of Directors of the Company has not approved a dividend distribution policy. There are no contractual restrictions on the Company's present or future ability to pay dividends.

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

(b)  Significant Events

     (1)  Cleopatra Hammamet

          On April 1, 2000, the Company through Oasis entered into an agreement to acquire 60% of the voting capital stock of CHL from an unrelated party for 750,000 shares of Oasis common stock, valued at $2.25 million. The common shares of Oasis were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the transaction has not been completed. Management is unsure at the present time whether the transaction will ultimately close. In connection with the agreement, the seller was required to provide $600,000 of working capital to CHL, of which $300,000 was paid by the seller. NuOI loaned the remaining $300,000 to CHL and was repaid by the seller with 107,413 shares of Oasis common stock. If the transaction is not closed, the Company could possibly lose its investment.

     (2)  Cleopatra's World

          CWI operates the Le Palace Hotel under a 15-year operating agreement with the Lessor. At present, the parties are in dispute over rental payments. An initial arbitration award covering rent through 1998 has been rendered. Although the award due the Lessor is final, management of CWI is not in agreement with this award because it does not provide for completion of the property nor a provision for economic damages that CWI suffered as a result of the complex being incomplete. Currently, the Company is pursuing additional arbitration for the rents that will be due for the calendar years 1999 and 2000, which demands that STTG be required to complete the complex and pay economic damages suffered by it.

          Because the parties have been unable to agree upon a long term solution, the Company's management has been unable to generate working capital or financing to pay the rent that was awarded. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel. CWI continues to seek legal reprieve. CWI believes that the most viable long term solution is for it to purchase the Cap Gammarth Complex. Management has tendered an offer of 24.0 million Tunisian Dinars ($18.0 million converted to U.S. dollars at the exchange rate on June 30, 2000) to acquire the Cap Gammarth Complex, which does not include the Cap Gammarth Casino. Management has secured a commitment from a domestic, private investment fund to enable them to effect the transaction.

          There are no assurances that the Company will be successful in receiving an acceptance to its offer or that the financing will be available in the event the offer is accepted. In the event management is unable to complete the acquisition or fails to pay the past-due lease payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel. Since the Company has only one operating subsidiary, CWI, all revenues, substantially all operating assets, and operating liabilities, are those of the operations of the Le Palace Hotel.

     (3)  CPR and Oasis

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

          On November 15, 1999, the Company and Oasis agreed to extinguish the Oasis Notes and cancel the Oasis Warrants for issuance of an additional 8,111,240 shares of Oasis common stock. Subsequent to this transaction, NuOasis owned approximately 86% of the Oasis issued and outstanding common stock.

          During the year ended June 30, 2000, the Company sold 837,685 shares of ORI's common stock and recognized a related gain on sale aggregating approximately $362,000.

     (4)  Dega Technologies, Inc.

          In November 1998, NuOI entered into an exchange agreement with Dega Technology, Inc. ("Dega"), whereby NuOI received 4,792,165 shares of Dega common stock, a $500,000 Secured Convertible Promissory Note (the "Note"), and $100,000 in cash. In exchange, NuOI transferred 500,000 shares of Oasis common stock to Dega, which had a book value of $243,314. The Note was collateralized by the 500,000 shares of Oasis common stock issued to Dega and 100% of the outstanding capital stock of H Bar C Acquisition Corporation, a wholly-owned subsidiary of Dega. Additionally, the Note was convertible into a minimum of 500,000 shares of Dega common stock.

          During the year ended June 30, 1999, NuOI transferred an aggregate of 1,107,165 shares of Dega common stock to related entities in exchange for a reduction in NuOI liabilities and intercompany receivables. In addition, NuOI exchanged 2,846,000 Dega shares, along with other consideration, for cash and a right to acquire shares of common stock of Phileo Management Company, Inc. (currently, NewCom, Inc.) ("Phileo"). In September 1999, the Company entered into a note purchase agreement with Phileo, whereby the Company acquired cash of $250,000 and a reduction in the amount owed to NuVen Advisors, Inc. by the Company (which Phileo believes it owns or has the right to acquire) of $222,000. In exchange, the Company agreed to sell, assign, and transfer the $500,000 Dega Note to Phileo. As of June 30, 2000, NuOI owns 839,000 shares of Dega common stock, which were fully reserved for given Dega's bankruptcy filing during fiscal 1999. The Company realized a $472,000 gain on sale of the Note during the year ended June 30, 2000.

     (5)  Organizational Schematic

          As a result of the Spinoff, the CPL Restructuring in fiscal 1999, and the exchange with Oasis in fiscal 1999, the Company's organizational structure and equity interests in its subsidiaries significantly changed effective July 1, 1998 (the beginning of fiscal 1999). All of the Company's interest in the "Cleopatra"-themed and development-stage "Oasis"-themed assets and entities became owned by Oasis, a controlled subsidiary of the Company. Also, effective July 1, 1998, the Company disposed of its interest in CPL. The Company's organizational structure as of June 30, 2000 giving effect to the fiscal 1999 transactions, and the Spinoff effected in February 2000, is as follows:

                                NuOasis Resorts Inc.
                                        |
                      |                                      |
           NuOasis International Inc.         Fantastic Foods International Inc.
                      |
        Oasis Resorts International Inc.
              |                     |
           Oasis III               CPR
                                    |
                           |                |
                       Cleopatra        Cleopatra's
                       Cap Gammarth       World


(c)  Going Concern

     The Company has experienced recurring net losses, has limited liquid resources and has negative working capital. Management's intent is to continue searching for additional sources of capital and new additional international gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated primarily in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal year 2001 and thereafter. The Company's consolidated financial statements for fiscal 2000 and 1999 have been presented under the assumption that it will continue as a going concern.

Management's plans with respect to these matters are as follows:

1. Acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.0 million of accrued rental payments to Societe Touristique Tunisie-Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. Management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful.

2. Should the offer to acquire the Cap Gammarth Complex not be accepted, management intends to continue to seek a legal reprieve based upon the fact that the parties have been unable to negotiate a long term solution. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel.

     In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

3. Pursue collection of its judgment against Societe D'Animation et de Loisirs Club Touristique ("SALT"), the owner of the Cap Gammarth Casino and operate with minimal fixed overhead. Management is currently attempting to seek collection by perfecting its claim in the Tunisian courts. Management believes that it will successfully perfect its judgement, which is expected to result in the Company foreclosing on the interest of SALT and the individual defendants' equity ownership of SALT.

     There are no assurances that management's plans will be successful even if the actions described above are completed.

(d)  Liquidity and Capital Resources

     A comparison of working capital, cash and cash equivalents and current ratios for the past two fiscal years are reflected in the following table:

                                           June 30,
                                    2000               1999
Net Loss                        $ (2,702,577)     $ (5,555,741)
Working Capital (Deficit)       $(12,910,579)     $(12,414,113)
Cash and Cash Equivalents       $    885,532      $    121,340
Current Ratio                            .11               .07

     The most significant effects on working capital and its components during fiscal 2000 were the sale of equity investments by NuOI and the advancing of cash generated to other subsidiaries and the operations of the Le Palace Hotel & Resort, the continued accrual of rent on the Le Palace Hotel & Resort as well as general administrative expenses and legal and professional advisory fees.

     The Company's current plan for growth is to increase its working capital by arranging debt and equity financing to finance the activities of its subsidiaries and for future acquisitions. Additionally, the Company anticipates receiving a distribution of net operating revenues from its hotel management activities and its proposed international casino gaming activities beginning in fiscal 2001. However, the Le Palace Hotel & Resort has been in operation for more than two (2) years, but has yet been able to generate positive cash flows and there are no assurances that it will be able to generate positive cash flow, or that the Cap Gammarth Casino will open or generate positive cash flow. As of the close of fiscal 2000, the Company's sole operations were derived from its hotel management subsidiary and, therefore, there is considerable risk that the Company will not have adequate working capital to sustain its current status or that the Company or its subsidiaries may not be able to secure the required debt or equity financing to complete their proposed projects on a timely basis. In such event the Company or its subsidiaries may be forced to sell all or certain projects, or contribute them to a third party on terms which would preclude the Company from realizing significant future benefit, or any benefit at all from the projects. The Company may also need to issue additional shares of its common stock to pay for services incurred, to generate working capital for the development and current operations of its subsidiaries, or to continue to sustain itself.

(e)  Capital Expenditures

     General

     The Company has no commitments for material capital expenditures, but the Company's subsidiaries are seeking financing commitments to complete their various projects, as follows:

     Cap Gammarth Casino

     At June 30, 1999, the Gammarth Casino had approximately $1,000,000 remaining to be paid as security deposits and advance rent before the Company could take possession and open the facility. Additionally, there was an estimated $6,000,000 remaining to be paid for furniture, fixtures and equipment, bankroll and pre-opening costs for the casino.

     To finance the remaining expenditures on the Gammarth Casino, the Company has been negotiating debt financing and possible joint ventures with foreign banks and investment groups.

     Gammarth Resort

     During fiscal 1998, CWI made a partial payment on the lease on the Gammarth Resort and, simultaneously, filed a request for arbitration in its dispute with the developer, STTG, claiming that STTG had breached the terms of the underlying lease by not completing for occupancy, on a timely basis, the Le Palace Hotel, the shopping arcade, the health club or the beach club comprising the resort in accordance with the terms of the lease, causing CWI significant loss of revenue and profits. In December 1999, the arbitration board awarded STTG a judgement against CWI of 2.6 million Tunisian Dinars for rent through December 1998. Through June 30, 2000, the Company has not paid rents to STTG in connection with its lease arrangement and owes STTG approximately $4.0 million, net of expenses, equipment purchased and trade receivables.

     Although the award due the Lessor is final, management of CWI is not in agreement with this award because it does not provide for completion of the property nor a provision for economic damages that CWI suffered as a result of the complex being incomplete. Currently, the Company is pursuing additional arbitration for the rents that will be due for the years 1999 and 2000, which demands that STTG be required to complete the complex and pay economic damages suffered by it.

     However, the Company believes the best solution to the issues at the Le Palace Hotel are for it to purchase the complex. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property and has made an offer to purchase the Cap Gammarth Complex from STTG. In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

(f)  Cash Flows

     Cash used in operating activities was $1,834,112 for the year ended June 30, 2000 as compared to cash provided by operating activities of $183,477 for the comparable 1999 period. The decrease in operating cash flow is primarily attributable to a decrease in the net loss by $2.6 million, a gain of $1.4 million on sale of investments compared to a loss in fiscal 1999 of $.8 million, an increase in accounts receivable of $1.1 million and an increase in accrued expenses of $.6 million.

     Cash provided by investing activities was $2.6 million for the year ended June 30, 2000 as compared to $141,000 of cash used by investing activities for the comparable 1999 period. The change is primarily attributable to the sale of equity investments in fiscal 2000.

     Cash used by financing activities was $224,000 for the year ended June 30, 2000 as compared to $224,000 in cash used by financing activities for the comparable 1999 period. The fiscal 2000 results were primarily due to receipt of funds from subscriptions receivable offset by principal payments on notes payable.

(g)  Results of Operations

     Year Ended June 30, 2000 Compared to Year Ended June 30, 1999.

     The Company had no food distribution sales for the year ended June 30, 2000 as compared to $262,000 for the year ended June 30, 1999. The decrease is primarily attributable to the cessation of manufacturing activities, as well as unrenewed and expired co-packing agreements. In fiscal 2000, the Le Palace Hotel had revenues of $5,193,000 compared to revenue of $5,523,000 for fiscal 1999. The decrease is primarily due to fiscal 2000 revenues that were deemed to be uncollectible. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. Occupancy rates have been in the 35% to 45% range during the summer months and 10% to 18% during the winter months.

     The Company's total cost of food distribution sales for the year ended June 30, 1999 was $239,000. In fiscal 2000, the Le Palace Hotel had a cost of sales of $6,408,000 as compared to $5,795,000 for fiscal 1999. The increase is primarily due to increased rent expense due to scheduled rent increases.

     The Company's total general and administrative expenses and legal and professional fees were $2,343,000 for fiscal 2000, as compared to $3,712,000 for fiscal 1999. The decrease is primarily attributable to operations of the Le Palace Hotel, FFI, and reduced usage of consultants during fiscal 2000. Prior to fiscal 2000, CWI incurred expenses related to marketing the Le Palace Hotel as well as to attempt to finish the complex.

     During fiscal 2000, the Company recognized a gain of $1.4 million on sale of equity investments as compared to a loss of $305,000 for fiscal 1999. The increase in fiscal year 2000 relates primarily to the sales of the Dega Technologies, Inc. note payable and sales of common stock of ORI and The Hartcourt Companies, Inc.

     As a result of the above, the Company's total operating loss for fiscal 2000 was $2.2 million as compared to an operating loss of $4.3 million for fiscal 1999.

     During fiscal 2000, interest expense (net) decreased to $412,000 from $565,000 during fiscal 1999. This decrease is primarily due to current year principal payments on outstanding notes payable and an increase in interest income of $45,000.

     The aggregate losses from ACI, NuOP, CMA, NuLA, and NuLV, which the Company has presented as discontinued operations, decreased from $640,000 in fiscal 1999 to $123,000 in fiscal 2000. This decrease is primarily attributable to lower advisory fees and professional services.

ITEM 7.  FINANCIAL STATEMENTS

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)  Identification of Directors and Executive Officers

     The Company, pursuant to its Bylaws is authorized to maintain a five (5) member Board of Directors, and executive officers as needed. The directors and officers are as follows:


                           Position
Name                  Held with the Company      Age         Dates of Service
Fred G. Luke       Director and Chief Executive  53       June 14, 1993 to
                                                          Present
                   Officer

Leonard J. Roman   Director and Chief Financial  51       August 2000 to
                                                          Present
                   Officer

Jon L. Lawver      Director and Secretary        62       January 1994 to
                                                          Present

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

     Fred G. Luke. Mr. Fred G. Luke has been a Director of the Company since June 1993, and Chief Executive Officer since July 22, 1993. Mr. Luke has more than twenty-seven years of experience in domestic and international financing and the management of private and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and President of NuVen and four (4) other publicly-held companies including NewBridge Capital which owns 19,200,000 shares of NuOasis Series D preferred stock. NuVen provides managerial, acquisition, and administrative services to public and private companies, including the Company. NuVen is controlled by Mr. Luke and is an affiliate of the Company. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

     Leonard J. Roman. Leonard J. Roman has been Chief Financial Officer and a director since August 2000 and has 29 years of diversified public and private business management experience. Further, Roman has been a consultant to the Company since 1999. Since 1997, Mr. Roman has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Financial Officer of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Roman currently serves as Chief Financial Officer of Oasis Resorts, Inc., NewBridge Capital, Inc. and NetHoldings.Com, Inc. From 1991 to 1994, he was General Manager and Chief Financial Officer of Cosmar Corporation, from 1995 to 1997 he was President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. He is a CPA with a B.S. degree from St. John's University.

     Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of the Company since June, 1993 and was Chief Financial Officer from June 1993 to April 24, 1996. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm ("Lawver Corp.") since 1988, as President and a Director of Eurasia Finance Development Corp., a private finance and equipment leasing company. Mr. Lawver also serves as an executive officer of FFI.

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

(e)  Involvement in Certain Legal Proceedings

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

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during fiscal 2000, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

(a)  Summary Compensation Table

     The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President and four most highly compensated executive officers other than the President.


Name and Principal           Fiscal    Salary    Other Annual      Options
Position                      Year      ($)     Compensation ($)  Granted (#)
Fred G. Luke,
 Director and Chief           2000      30,000      9,000           N/A
 Executive Officer of         1999     150,000       N/A            N/A
 Resorts, and director of     1998     150,000       N/A            N/A
 NuOI, CMA, ACI,   NuOP,
 NuLV, NuLA
Jon L. Lawver
 Director of Resorts          2000       N/A         N/A            N/A
 and President of FFI         1999       N/A         N/A            N/A
                              1998     100,000       N/A            N/A

(b)  Stock Options - The Company

     The following table sets forth in summary form the aggregate options exercised during fiscal year 2000, and the value at June 30, 2000 of unexercised options for the Company's President and four most highly compensated executive officers other than the President.




                                                                             Value of Unexercised
                                                    Number of Unexercised        In-the-Money
                                                    Option/SAR's at Fiscal  Options/SAR's at Fiscal
                               Shares                    Year-End (#)            Year-End ($)
                             Acquired on     Value       Exercisable/            Exercisable/
              Name           Exercise (#) Realized ($)   Unexercisable           Unexercisable
Fred G. Luke, Director and
Chief Executive Officer of
Resorts and certain              -           -        600,000  Exercisable         N/A
subsidiaries
NuVen Advisors, Inc.             -           -      2,100,000  Exercisable         N/A
Jon L. Lawver, President of
FFI and Director of Resorts      -           -        100,000  Exercisable         N/A

(c)  Long-Term Incentive Plans

     Not applicable.

(d)  Compensation of Directors

     The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments, with the one exception noted in "(e)" below. The Company has established an Advisory Board to assist the Board of Directors. Members of the Advisory Board are typically compensated at the approximate rate of $1,000 per month.

(e)  Contracts With Executive Officers

     Fred G. Luke became Director of the Company in July 1993. In September 1994, the Company entered into a five (5) year Employment Agreement with Fred G. Luke ("Luke"), appointing him the Chairman and Chief Executive Officer. The agreement expired in fiscal 2000 and has not been renewed. Mr. Luke has received compensation of $1,500 per month as a director since January 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

(a) and (b)  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's voting securities by persons owning more than 5% of such securities as of September 30, 2000, the most recent practicable date.

                                 Amount and              Amount and
                                 Nature of               Nature of
                                 Beneficial              Beneficial
                                Interest of           Interest of Series
Name and Address               $.01 par value Percent   D Convertible    Percent
of Beneficial Owner             Common Stock  of Class Preferred Stock  of Class
NewBridge Capital Inc.(1)            0          0%       19,200,000       80%
4695 MacArthur Court, Suite 1450
Newport Beach, CA  92660

The Hartcourt Companies, Inc.        0          0%        2,400,000       10%
1196 East Willow Street
Long Beach, CA 90806

Rubec B.V.                           0          0%        2,400,000       10%
World Trade Center Curacao
Curacao, Netherlands Antilles

(1) Gives effect to the one vote per share for each of the outstanding shares of common stock and D Preferred.


     The following sets forth information with respect to the Company's voting stock beneficially owned by each current and former officer and director, and by all current and former officers and directors as a group, as of June 30, 2000:

                                                   Amount and Nature
                     Amount and Nature of            of Beneficial
                     Beneficial Interest  Percent  Interest of Series
Name of Officers and  of $.01 par value     of      D Convertible      Percent
    Directors(1)        Common Stock      Class(2)  Preferred Stock    of Class
Fred G. Luke(4)            600,000         --       19,200,000(6)      80%
NuVen Advisors, Inc.(5)  2,100,000         --       --                 --
Jon Lawver(3)              100,000         --       --                 --
All Officers and
  Directors as a
  group                  2,800,000         --       --                 --


(1) The address of NuVen Advisors, Inc. and each executive officer or Director is 4695 MacArthur Court, Suite 1450, Newport Beach, California 92660 unless otherwise shown

(2) Percentage ownership amounts are computed for each holder assuming that convertible securities and options held by each holder are exercised within 60 days.

(3) Options and shares are held by J.L. Lawver Corp. of which Jon L. Lawver is the President of J.L. Lawver Corp.

(4)  Includes 600,000 shares held beneficially pursuant to options.

(5)  Includes 2,100,000 shares held beneficially pursuant to options.

(6) Includes 19,200,000 shares held by NewBridge Capital Inc. for which Mr. Luke has been defined as a control person through direct and indirect ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions With Officers

     In September 1994, the Company entered into a five-year Employment Agreement with Fred G. Luke, the Company's Chairman and Chief Executive Officer ("Luke") that expired in September 1999. Luke has been serving as the Company's Chairman and CEO since approximately July 1993. The terms of this Employment Agreement called for Luke to receive approximately $10,000 per month and granted him an option to purchase 1,000,000 shares of the Company's common stock exercisable at $1.10 per share. Since January 2000, Mr. Luke has received compensation of $1,500 per month as a director of the Company. The Company expensed $30,000 and $120,000 during fiscal years 2000 and 1999 pursuant to the terms of the Employment Agreement. The Company expensed $9,000 during fiscal 2000 for directors' fees. The Company has net amounts due from Luke of $509,860 at June 30, 2000, which includes amounts due under the promissory notes as described below.

     In September 1999, the Company entered into a promissory note with Luke in the amount of $315,550. In addition, in November 1999, the Company entered into a second promissory note with Luke in the amount of $240,000. The related notes bear interest at 8% per annum and are payable, with principal and interest, on the earlier of, demand or one year from the date of the promissory note, respectively. In connection with the loans, the Company received security interests in, an option to purchase 1,000,000 shares of common stock of Hart Industries at $.01 per share, an option to purchase 15,055 shares of common stock of NewBridge at $.70 per share, and 22,345 shares of common stock of NewBridge, which Luke has pledged as collateral for these notes. Hart Industries and NewBridge are affiliated to the Company through common ownership and management.

     Effective January 1, 1994, the Company entered into a Consulting Agreement with Jon L. Lawver and J. L. Lawver Corp. (collectively, "Lawver") pursuant to which Lawver was to perform professional services and to hold the office of President of FFI. The Company expensed no amounts under this Consulting Agreement during either fiscal 2000 or 1999, as the operations of FFI have effectively ceased. The Company had $108,506 due to Lawver at June 30, 2000 pursuant to the Consulting Agreement. Additionally, as of June 30, 2000, FFI had $288,809 due to Eurasia Finance and Development Corporation, an entity partially owned by Lawver. The related note bears interest at 8%, is uncollateralized and has no stated repayment terms. As of June 30, 2000, FFI also had $118,947 due to Lawver that bears interest at 8%, is uncollateralized and has no stated repayment terms.

(b)  Transactions with Directors and Affiliates

     The Luke Trust and Lawver Corp. own 93% and 7%, respectively, of NuVen Advisors, Inc. ("NuVen"). Luke, as trustee of the Luke Trust, controls the Luke Trust and Jon L. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. On June 14, 1993, NuVen acquired the D Preferred (Note 8), and as a result, NuVen became the Control Person of the Company. On June 14, 1993, Luke became a Director of the Company. On July 22, 1993, following the resignation of Frank Morelli II, Luke became the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. NuVen has since exchanged all of its shares of the D Preferred. As of June 30, 2000, 19,200,000 shares of the D Preferred are owned by NewBridge, an entity that is majority owned by NuVen.

     Effective February 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen (the "NuVen Advisory Agreement") to perform professional and advisory services. Pursuant to the NuVen Advisory Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $.80 per share. Effective October 1, 1999, the NuVen Advisory Agreement was amended to $3,500 per month and granted an additional fully vested option to purchase 2,000,000 shares of the Company's common stock at $.06 per share. Additionally, the NuVen Advisory Agreement was assigned to NewBridge in April 2000 by NuVen. The Company expensed $61,500 and $120,000 in fiscal 2000 and 1999, respectively, and had a net amount of $54,807 due from NuVen as of June 30, 2000.

     Effective July 1, 1994, NuOI entered into an Advisory and Management Agreement with NuVen to perform professional and advisory services. Pursuant to the agreement, NuOI agreed to pay NuVen $240,000 annually, payable monthly in $20,000 increments in arrears, and granted NuVen an option to purchase 1,100,000 shares of common stock of NuOI exercisable at a price of 110% of the book value per share on the day of the grant. Effective October 1, 1999, NuOI amended the Advisory and Management Agreement with NuVen to $3,500 per month. Additionally, the Advisory and Management Agreement was assigned to NewBridge in April 2000 by NuVen. NuOI expensed $91,500 and $240,000 in fiscal 2000 and 1999, respectively, and had a net amount of $1,696,869 due to NuVen as of June 30, 2000.

     FFI, CMA, NuLA, NuLV, ACI and NuOP, (collectively "the Companies") each entered into Advisory and Management Agreements, and amendments thereto, (the "Agreements") with NuVen to perform professional and advisory services. Pursuant to the terms of the Agreements, the Companies are required to pay $2,500 to $3,000 per month, plus expenses, in exchange for NuVen's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, the Companies are required to pay a fee equal to 5% of the value of each business opportunity (as defined) introduced by NuVen. The Agreements have initial terms of five years, but shall be automatically extended on an annual basis, unless terminated by either party. The Agreements canceled and replaced any existing previous agreements. During fiscal 2000 and 1999, the Companies recorded aggregate expenses of $122,500 and $213,127 as fees to NuVen, respectively. As of June 30, 2000, FFI had an aggregate amount of $36,029 due to NuVen.

     Richard O. Weed, a director of Oasis provides legal services to the Company. As of June 30, 2000, the Company owes Mr. Weed $565, and such amount is included in accounts payable and accrued expenses. During the years ended June 30, 2000 and 1999, the Company received legal services from this director aggregating $47,565 and $32,881, respectively.

     As a result of the February 2000 spin-off of the five wholly-owned subsidiaries, amounts due to and from CMA, NuLA, NuLV, ACI and NuOP (collectively "the Prior Subsidiaries") were not eliminated from the accompanying consolidated balance sheet as of June 30, 2000. Accordingly, the Company had a net amount of $914,196 due to the Prior Subsidiaries as of June 30, 2000.

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

     10.140 Agreement of Exchange dated September 30, 1996 between NuOasis International, Inc. and C/A/K Trustkantoor N.V.(9)

     10.141       Operating Agreement between Ng Man Sun and Nona Morelli's II,
                  Inc.(9)

     10.142       Consent to Sale of Interest and Termination of Operating
                  Agreement(9)

     10.143 Agreement dated July 31, 1996 between NuOasis International, Inc. and Ng Man Sun(9)

     10.144 Casino Lease and Operating Management Contact between Societe d'Animation et de Loisirs Touristiques (S.A.L.T.) and Cleopatra Palace Limited(9)

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

                                      NuOASIS RESORTS, INC.
                                      (formerly, Nona Morelli's II, Inc.)

Date: November 27, 2000               By:/s/ Fred G. Luke
                                             Fred G. Luke, President and
                                             Chairman

Date: November 27, 2000               By:/s/ Leonard J. Roman
                                             Leonard J. Roman, Director
                                             and Chief Financial Officer

Date: November 27, 2000               By:/s/ Jon L. Lawver
                                             Jon L. Lawver,
                                             Director and President,
                                             Fantastic Foods International, Inc.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                      NuOASIS RESORTS, INC.
                                      (formerly, Nona Morelli's II, Inc.)

Date: November 27, 2000               By:/s/ Fred G. Luke
                                             Fred G. Luke, President and
                                             Chairman

Date: November 27, 2000               By:/s/ Leonard J. Roman
                                             Leonard J. Roman, Director
                                             and Chief Financial Officer

Date: November 27, 2000               By:/s/ Jon L. Lawver
                                             Jon L. Lawver,
                                             Director and President,
                                             Fantastic Foods International, Inc.

                              NUOASIS RESORTS, INC.


                   Index to Consolidated Financial Statements





Description                                                                Page

Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet as of June 30, 2000...............................F-3

Consolidated Statements of Operations and Comprehensive Loss for
  the years ended June 30, 2000 and 1999.....................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 2000 and 1999...............................................F-5

Consolidated Statements of Cash Flows for the years ended
  June 30, 2000 and 1999.....................................................F-6

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
NuOasis Resorts, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of NuOasis Resorts, Inc. (the "Company") as of June 30, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Oasis Resorts International, Inc., a 65% owned subsidiary, which statements reflect total assets of $11,817,570 as of June 30, 2000, and total revenues of $5,192,905 and $5,522,626 for the years ended June 30, 2000 and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Oasis Resorts International, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2000, and the consolidated results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring losses, and has a significant net working capital deficiency, and total stockholders' deficit. Further, the Company requires substantial long-term financing to complete certain projects, as well as working capital financing to satisfy its past due and current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/ HASKELL & WHITE LLP
                                                           HASKELL & WHITE LLP
Irvine, California
November 6, 2000

                              NUOASIS RESORTS, INC.
                           Consolidated Balance Sheet
                               As of June 30, 2000

ASSETS
Current assets:
 Cash                                                              $    885,532
 Accounts receivable, net of allowance for doubtful accounts
     of $97,720                                                         484,976
 Inventory                                                              194,775
 Other current assets                                                    76,942
     Total current assets                                             1,642,225
Property and equipment:
Property and equipment                                                  195,848
Accumulated depreciation and amortization                               (49,893)
     Total property and equipment, net                                  145,955
Other assets:
 Equity and other investments                                         2,560,819
 Land held for development                                            3,700,000
 Acquisition advances                                                 2,250,000
 Security deposits                                                      190,555
     Total other assets                                               8,701,374
TOTAL ASSETS                                                       $ 10,489,554
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                 $  2,189,039
  Accrued expenses                                                    5,999,659
  Due to affiliates, net                                              2,634,682
  Notes Payable to CPL                                                3,000,000
  Current portion of notes payable                                      729,424
     Total current liabilities                                       14,552,804
  Notes payable, net of current portion                               3,270,135
     Total liabilities                                               17,822,939
Commitments and contingencies  (Notes 2, 5, 7, 9, 10, and 13)
Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized, issued and outstanding
  (aggregate liquidation value of up to $10,000,000)                    240,000
Common stock, $.01 par value; 75,000,000 shares authorized;
 66,914,300 shares issued and outstanding                               669,143
Additional paid-in-capital                                           42,386,414
Common stock subscriptions receivable                                   (10,744)
Accumulated other comprehensive income (loss)                           439,038
Accumulated deficit                                                 (51,057,236)
     Total stockholders' equity (deficit)                            (7,333,385)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                 $ 10,489,554


           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
          Consolidated Statements of Operations and Comprehensive Loss
                   For the Years Ended June 30, 2000 and 1999

                                                 Years Ended June  30,
                                                 2000             1999
Revenue:
 Hotel Rooms and Food                         $ 5,192,905     $ 5,522,626
 Food Distribution                                      -         262,336
                                                5,192,905       5,784,962
Cost of revenue:
 Hotel Rooms and Food                           6,407,813       5,795,187
 Food Distribution                                      -         238,996
Gross (loss) profit                            (1,214,908)       (249,221)
Operating expenses:
 General and administrative expenses            1,573,753       3,043,472
 Legal and professional fees                      769,007         668,267
 (Gain) loss on sale of investments, net       (1,390,297)        304,614
 Loss on sale of property and equipment                 -          84,390

                                                  952,463       4,100,743
Operating loss                                 (2,167,371)     (4,349,964)
Other income (expenses):
 Interest expense, net of interest income
   of $78,963 and $33,912, respectively          (411,822)       (564,750)

Loss before income tax provision               (2,579,193)     (4,914,714)
Income tax provision                                 (800)           (800)
Loss from continuing operations                (2,579,993)     (4,915,514)
Discontinued operations:
 Loss from operations of wholly-owned
   subsidiaries spun off to stockholders of
   NRI, net of income taxes of none               122,584         640,227
Net loss                                       (2,702,577)    $(5,555,741)
Items of other comprehensive income (loss):
 Unrealized gain on investments                         -          93,000
 Reclassification adjustment                      457,000               -
 Foreign currency translation adjustments         215,962         154,781
Comprehensive loss                            $(2,029,615)    $(5,307,960)
Basic and diluted net loss per common share:
 Loss from continuing operations              $      (.04)    $      (.07)
 Loss from discontinued operations                      -            (.01)
 Net loss                                     $      (.04)    $      (.08)
Weighted average number of common shares
  outstanding                                  66,914,300      66,914,300

           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)
                   For the Years Ended June 30, 2000 and 1999



                                                                                     Common     Accum.
                Preferred            Common             Treasury         Additional  Stock      Other
                 Stock               Stock               Stock            Paid-In    Subscript. Comprehen. Accumulated
            Shares     Amount    Shares   Amount   Shares     Amount      Capital    Receivable (Loss)      (Deficit)       Total
Balance at
 June 30,
 1998      24,000,000 $240,000 66,914,300 $669,143 9,430,000 $(4,715,200)$46,887,088 $(782,536) $(481,705)$(44,333,685) $(2,516,895)

Issuance
 of treas.
 stock              -        -          -        -(9,430,000)  4,715,200  (4,304,112)        -          -            -      411,088

Net change
 in common
 stock
 subscription
 receivable         -        -          -        -         -           -    (218,562)  432,991          -            -      214,429

Unrealized
 gain on
 marketable
 equity
 securities         -        -          -        -         -           -           -         -     93,000            -       93,000

Foreign
 currency
 translation
 adjustment         -        -          -        -         -           -           -         -    154,781            -      154,781

Net loss            -        -          -        -         -           -           -         -          -   (5,555,741)  (5,555,741)

Balance at
 June 30,
 1999      24,000,000  240,000  66,914,300  669,143         -           -  42,364,414  (349,545)  (233,924) (49,889,426) (7,199,338)

Net change
 in common
 stock
 subscript
 receivable         -        -           -        -         -           -           -   338,801          -            -     338,801

Dividend
 distribution
 of wholly-
 owned
 subsidiaries       -        -           -        -         -           -           -         -          -    1,534,767   1,534,767

Value of
 options
 granted            -        -           -        -         -           -      22,000         -          -            -      22,000

Unrealized
 gain on
 marketable
 equity
 securities
 redemption
 adjustment         -        -           -        -         -           -           -         -    457,000            -     457,000

Foreign
 currency
 translation
 adjustment         -        -           -        -         -           -           -         -    215,962            -     215,962

Net loss            -        -           -        -         -           -           -         -          -   (2,702,577) (2,702,577)

Balance at
 June 30,
 2000      24,000,000 $240,000  66,914,300 $669,143         - $         - $42,386,414 $ (10,744)$  439,038 $(51,057,236)$(7,333,385)




           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
                      Consolidated Statements of Cash Flows
                   For the Years Ended June 30, 2000 and 1999


                                                            2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(2,702,577) $(5,555,741)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                           63,174       30,070
    Services exchanged for marketable securities            55,250            -
    (Gain) loss on sale of investments, net             (1,390,297)     758,895
    Loss on sale of property and equipment                       -       84,390
    Write-off or impairment of advances/investments              -       31,019
    Value of stock options granted for advisory services    22,000            -
  Increases (decreases) from changes in assets and
       liabilities:
    Accounts receivable, net                             1,078,186      307,242
    Inventory                                              (22,121)      31,111
    Other current assets                                   (39,929)      86,418
    Security deposits                                      486,311     (169,749)
    Accounts payable                                       290,664      247,378
    Accrued expenses                                       614,925    3,522,675
    Due to affiliates, net                                (289,698)     809,769
Net cash (used in) provided by operating activities     (1,834,112)     183,477

CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed asset additions                                   (194,608)    (266,611)
  Proceeds from sales of assets                                  -       25,920
  Proceeds from sale of equity investments               2,800,839      100,000
Net cash provided by (used in) investing activities      2,606,231     (140,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock subscriptions receivable      310,045            -
  Advances to STTG                                               -     (198,966)
  Principal payments on notes payable                     (533,934)     (25,000)
Net cash used in financing activities                     (223,889)    (223,966)

Foreign currency effect on cash                            215,962      154,781

Net increase (decrease) in cash                            764,192      (26,399)
Cash and cash equivalents, beginning of period             121,340      147,739
Cash and cash equivalents, end of period               $   885,532  $   121,340








           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
                Consolidated Statements of Cash Flows (continued)
                   For the Years Ended June 30, 2000 and 1999


                                                           2000          1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for:
    Interest                                           $   220,000  $   350,489
    Income taxes                                       $       800  $       800

Non-cash investing and financing activities:
    Dividend distribution of five
       wholly-owned subsidiaries                       $ 1,534,767  $         -
    Common stock of subsidiary issued for
       acquisition advance                             $ 2,250,000  $         -
    Decrease in common stock subscriptions receivable  $    28,756  $   214,429
    Acquisition of investments in exchange for amounts
       due from affiliates, net                        $   174,500  $         -
    Stock options issued for services rendered         $    22,000  $         -
    Treasury stock exchanged for assets and services   $         -  $   411,088
    Notes payable assumed in acquisition of ORI        $         -  $ 3,925,000
    Note payable to CPL assumed in exchange            $         -  $ 3,000,000
    Acquisition of land held for development in
       acquisition of ORI                              $         -  $ 3,700,000
    Acquisition of investments                         $         -  $ 2,327,505















           See accompanying notes to consolidated financial statements

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



1.  Summary of Significant Accounting Policies and Description of Business

Description of Business

NuOasis Resorts, Inc. and its subsidiaries (the "Company"), a Nevada corporation, operates as a holding company primarily for investments in leisure and entertainment-related businesses. At June 30, 2000, the Company had two wholly-owned subsidiaries and one majority-owned subsidiary as detailed in the table below.


                                          Ownership Interest  Ownership Interest
            Subsidiary                     at June 30, 2000    at June 30, 1999
Oasis Resorts International, Inc.
  ("Oasis" or "ORI")                            65%                   49%
NuOasis International, Inc. ("NuOI")           100%                  100%
Fantastic Foods International, Inc. ("FFI")    100%                  100%
Casino Management of America, Inc. ("CMA")      10%                  100%
NuOasis Laughlin, Inc. ("NuLA")                 10%                  100%
NuOasis Las Vegas, Inc. ("NuLV")                10%                  100%
NuOasis Properties, Inc. ("NuP")                10%                  100%
ACI Asset Management, Inc. ("ACI")              10%                  100%


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

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



1.  Summary of Significant Accounting Policies and Description of
    Business (continued)

Description of Business (continued)

Oasis includes the accounts of Cleopatra Palace Resorts and Casinos Ltd. ("CPRC"), its 75%-owned subsidiary. CPRC includes the accounts of its 80%-owned subsidiary Cleopatra's World, Inc. ("CWI" or "Cleopatra's World"), and its 90%-owned subsidiary Cleopatra Cap Gammarth, Limited ("CCGL"). Oasis is a publicly traded company.

NuOI is a holding company, primarily for the Oasis investment, and FFI is the Company's food manufacturing and distribution subsidiary that has substantially ceased operations.

CMA, NuLA, NuLV, NuP, and ACI are, in substance, shell companies, as they had no significant, non-affiliated assets, liabilities or operations at June 30, 2000, and during the years ended June 30, 2000 and 1999. In February 2000, the Company completed the spinoff of approximately 90% of these five previously wholly-owned subsidiaries. The spinoff was effected through the distribution of one share of common stock of each subsidiary for every 10 shares of the Company's outstanding stock payable to the respective NuOasis stockholders of record on June 30, 1999. The shares of each of these companies is restricted and no market is expected to develop until each of the subsidiaries has filed a registration statement on Form 10-SB, and other reports as required. Accordingly, the accompanying consolidated financial statements for the year ended June 30, 2000 include the results of operations and cash flows from each of the spun-off subsidiaries for the period of July 1, 1999 through the effective date of spin-off of February 4, 2000. As of June 30, 2000, management estimates that the Company owns approximately 10% of the outstanding common stock and 100% of the outstanding preferred stock of each subsidiary, and management has valued these securities at $0 based on the factors described above.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended June 30, 2000, include the accounts of ORI, NUOI and FFI. They also include the accounts of CMA, NuLA, NuLV, NuP and ACI from July 1, 1999 through the effective date of their spin-off which is February 4, 2000.

The accompanying consolidated financial statements for the year ended June 30, 1999, include the accounts of ORI, NUOI, FFI, CMA, NuLA, NuLV, NuP and ACI.

All material intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

The accompanying consolidated balance sheet at June 30, 2000 excludes minority interest for the 35% ownership interest in ORI not owned by the Company since ORI has a stockholder deficiency at June 30, 2000.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



1.  Summary of Significant Accounting Policies and Description of
    Business (continued)

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

Fiscal Year End

During fiscal 1999, ORI changed its fiscal year end from August 31 to June 30 to conform to the fiscal year of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less on the date of acquisition to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market, computed on the first-in, first-out basis.

Property and Equipment and Depreciation

Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred and expenditures for improvements are capitalized. The Company evaluates the usage of its equipment throughout the fiscal year.

Depreciation of property and equipment is provided over the lesser of the estimated useful lives of the related assets using the straight-line method. Estimated useful lives are three to five years.

Depreciation expense charged to operations was $63,174 and $30,070 for the years ended June 30, 2000 and 1999, respectively.

Goodwill

Goodwill represents the excess of purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over the expected period to be benefitted.

During fiscal 1999, Oasis recorded goodwill of approximately $8 million in connection with its acquisition of 75% of CPRC (Note 2). Management of Oasis determined that such goodwill was impaired based on the financial condition of CPRC and its subsidiaries, and based on significant future capital requirements that were not yet funded. The goodwill impairment charge was eliminated in consolidation during fiscal 1999.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



1.  Summary of Significant Accounting Policies and Description of
    Business (continued)

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

As described in Notes 2 and 3, CWI has an equity investment in a private entity in which its equity interest is 9% at June 30, 2000.

Impairment Loss

The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of property and goodwill over their remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. During the year ended June 30, 2000, management has noted no indicators of impairment.

Interest Capitalization

Oasis capitalizes interest charges incurred for development of its land. However, since management has curtailed development until such time funds can be raised, no interest has been capitalized during the years ended June 30, 2000 and 1999.

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

Foreign Currency

The consolidated financial statements of the Company's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year- end, and revenues and expenses are translated at average exchange rates for the fiscal year. The cumulative translation effects are reflected as a component of accumulated other comprehensive income (loss). Foreign currency gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



1.  Summary of Significant Accounting Policies and Description of
    Business (continued)

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


Employee Stock Options

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." In conformity with the provisions of SFAS No. 123, the Company has determined that it will not change to the fair value method presented by SFAS No. 123 and will continue to follow APB Opinion No. 25 for measurement and recognition of employee stock-based transactions. There were no stock options granted during the years ended June 30, 2000 and 1999, except as described in
Note 10.

Non-employee Stock Options

Shares of the Company's common stock issued to non-employees for services are recorded in accordance with SFAS No. 123 at the fair market value of the stock issued or the fair market value of the services provided, whichever value is more reliably measurable.

Fair Value of Financial Instruments

SFAS No. 107 requires disclosure about fair value for all financial instruments whether or not recognized, for financial statement purposes. The fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. The Company has determined that the fair value of all financial instruments approximated their carrying value as of June 30, 2000 and 1999.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



1.  Summary of Significant Accounting Policies and Description of
    Business (continued)

Reporting Comprehensive Income (Loss)

The Company reports the components of comprehensive income (loss) using the income statement approach. Comprehensive income (loss) includes net income
(loss), as well as certain non-stockholder items that are reported directly within a separate component of stockholders' equity and bypass net income
(loss). Components which give rise to the other comprehensive income are foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Disclosures about Segments of an Enterprise and Related Information

The Company provides disclosures of financial and descriptive information about its operating segments in annual and interim financial reports issued to stockholders. The Company defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. During the years ended June 30, 2000 and 1999, management believes that it had two reportable operating segments; North African casino gaming and hotel management and domestic food manufacturing and distribution.

Reclassification of Prior Year Amounts

To enhance comparability, the 1999 consolidated financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in 2000.

Going Concern

The Company has experienced recurring losses from operations and, at June 30, 2000, the Company has a working capital deficit of $12.9 million and a total stockholders' deficit of $7.3 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth casino, as well as service certain past-due trade creditors. Additionally, the Company will require significant amounts of additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. Further, the Company is in arbitration with the owners of the Le Palace Hotel & Resort for calendar year 1999 and 2000 rents unpaid by the Company. At June 30, 2000, the Company owed a net amount of approximately $4.04 million under the related Le Palace Hotel and Resort lease agreement.

In addition, the Company requires approximately $70 million to continue the development of ORI's gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project.

These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



1.  Summary of Significant Accounting Policies and Description of
    Business (continued)

Going Concern (continued)

1. Acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.0 million of accrued rental payments to Societe Touristique Tunisie-Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. Management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million. The Company has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful.

2. Should the offer to acquire the Cap Gammarth Complex not be accepted, management intends to continue to seek a legal reprieve based upon the fact that the parties have been unable to negotiate a long term solution. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel. In the event management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel.

3. Pursue collection of its judgment against Societe D'Animation et de Loisirs Club Touristique ("SALT"), the owner of the Cap Gammarth Casino (Note 13) and operate with minimal fixed overhead. Management is currently attempting to seek collection by perfecting its claim in the Tunisian courts. Management believes that it will successfully perfect its judgement, which is expected to result in the Company foreclosing on the interest of SALT and the individual defendants' equity ownership of SALT.

There are no assurances that management's plans will be successful even if the actions described above are completed. No adjustments have been made to the accompanying consolidated financial statements as a result of these uncertainties.

2.  Acquisition and Liquidation of Investments

Restructuring and the Formation of CPRC

NuOI entered into an exchange agreement to acquire its 75% interest in CPRC on July 1, 1998. CPRC was formed by the management of NuOI as a means to consolidate its off-shore hotel and casino operations, principally in Tunisia. CPRC was a multi-step restructuring, whereby CPRC first issued 12,553,125 shares to CWI to acquire from CWI its 9% equity interest in SALT, the SALT Casino Lease rights, and $1.9 million note due from Societe Loisirs Club Hammamet ("Club Hammamet"); CWI immediately thereafter exchanged 8,490,625 CPRC shares to fully satisfy the $13 million notes payable due to CPL. Then CPRC acquired the remaining CPL assets for 946,875 shares and a $3 million note due from the Company, then acquired an 80% interest in CWI and a 100% interest in Club Hammamet from NuOI for 11,500,000 CPRC shares, and finally, CPRC increased its ownership in CCGL to 90% by assigning to CCGL, $3.5 million of notes due from the Company and its rights to the SALT Casino Lease. As a result, CPRC owns an 80% interest in CWI, a 90% interest in CCGL, a 100% interest in

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



2.  Acquisition and Liquidation of Investments (continued)

Restructuring and the Formation of CPRC (continued)

Club Hammamet and a 9% equity interest in SALT. In addition, the restructuring of CPRC satisfied the $13 million of notes due CPL by CWI, recapitalized ORI by $10 million, and reduced a portion of its notes receivable from the Company by $3 million. As a result of this restructuring, the Company acquired 75% of CPRC and disposed of its 60% interest in CWI and its 70% interest in CPL.

Oasis Resorts International, Inc.

In May 1998, the Company entered into an Exchange Agreement with Oasis (formerly Flexweight Corporation) whereby the Company issued 3,250,000 shares of treasury stock in exchange for 200,000 shares of common stock of ORI and an option to purchase shares in the future such that the Company may maintain a 19.5% equity interest in ORI, or $2.5 million in market value. At that time, ORI's primary assets consisted of 20 acres of partially-developed land in Oasis, Nevada which management intends to develop into a gaming complex. As of June 30, 2000, the 200,000 ORI shares are pledged as a lease deposit on behalf of CWI for the benefit of the leaseholders of the Le Palace Hotel (Note 5).

On October 19, 1998, ORI entered into a purchase agreement with NuOI to acquire its 75% interest in CPRC. CPRC had previously acquired all of the equity interest owned by NuOI in CCGL, which operates the casino Cleopatra Cap Gammarth, a right to reacquire an interest in Cleopatra Hammamet Limited ("CHL") (below), which operates the casino Cleopatra Hammamet Casino, and CWI which operates the Le Palace Hotel & Resort at Cap Gammarth. All of the properties are located in Tunisia. CPL is a predecessor company to CPRC, an entity controlled by NuOI, which previously held the interests in the Cleopatra Hammamet Casino and the Cleopatra Cap Gammarth Casino.

In connection with its acquisition of CPRC, ORI issued 1,363,450 shares of ORI common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and promissory notes with an aggregate face value of $180 million to NuOI. At the time of the transaction, ORI had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the estimated enterprise value of ORI at the date of the acquisition of approximately $16.6 million, management valued the debt at $7 million. On November 15, 1999, management of ORI and the Company agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of an additional 8,111,240 shares of ORI common stock. This arrangement increased the Company's ownership interest in ORI to over 80%.

During the year ended June 30, 2000, the Company sold 837, 685 shares of ORI's common stock and received net proceeds aggregating $1,238,031. As of June 30, 2000, the Company owns 65% of the outstanding common stock of ORI (Note 1).

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



2.  Acquisition and Liquidation of Investments (continued)

Oasis Resorts International, Inc. (continued)

On April 1, 2000, ORI entered into an agreement to acquire 60% of the voting capital stock of CHL from an unrelated party for 750,000 shares of ORI common stock valued at $2,250,000. The common shares of ORI were delivered to the unrelated party; however, due to certain regulatory and tax considerations, the transaction has not been completed. Management is unsure at the present time whether the transaction will ultimately close. The value of the ORI common stock exchanged is included in the accompanying consolidated balance sheet as acquisition advances. In connection with the agreement, the seller was required to provide $600,000 of working capital to CHL, of which, $300,000 was paid by the seller. NuOI agreed to provide the balance of $300,000 in exchange for 107,143 shares of ORI common stock previously delivered to the unrelated party.

CWI and the Le Palace Hotel & Resort

During fiscal 1997, NuOI exchanged 600,000 shares of common stock of The Hartcourt Companies Inc. for a 50% equity ownership in CWI. CWI is the lessee of the Le Palace Hotel & Resort at Cap Gammarth.

On June 1, 1998, CWI acquired certain interests from Cleopatra Palace Limited, an Irish corporation ("CPL"), for $13 million in notes payable. The assets acquired consisted of an equity interest of 9% in SALT, with a carrying value of $3.1 million, the leasehold interest in the Cap Gammarth Casino, with a carrying value of approximately $424,000, and a receivable from Club Hammamet with a face value of $1.9 million.

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

In connection with the reorganization and the formation of CPRC, the Company disposed of its direct equity interest in CWI, while ORI effectively increased its ownership interest to 80% in CWI through the purchase of an additional equity interest from an individual affiliated with ORI and existing shareholder of CPRC. No value was attributed to this transaction since CWI had no significant net assets.

CWI operates the Le Palace Hotel under a 15-year operating agreement with the Lessor. At present, the parties are in dispute over rental payments. An initial arbitration award covering rent through 1998 has been rendered. Although the award due the Lessor is final, management of CWI is not in agreement with this award because it does not provide for completion of the property nor a provision for economic damages that CWI suffered as a result of the complex being incomplete. Currently, the Company is pursuing additional arbitration for the rents that will be due for the calendar years 1999 and 2000, which demands that STTG be required to complete the complex and pay economic damages suffered by it.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



2.    Acquisition and Liquidation of Investments (continued)

CWI and the Le Palace Hotel & Resort (continued)

Because the parties have been unable to agree upon a long term solution, the Company's management has been unable to generate working capital or financing to pay the rent that was awarded. The Lessoris currently seeking an injunction to remove CWI from the Le Palace Hotel. CWI continues to seek legal reprieve. CWI believes that the most viable long term solution is for it to purchase the Cap Gammarth Complex. Management has tendered an offer of 24.0 million Tunisian Dinars ($18.0 million converted to U.S. dollars at the exchange rate on June 30, 2000) to acquire the Cap Gammarth Complex, which does not include the Cap Gammarth Casino. Management has secured a commitment from a domestic, private investment fund to enable them to effect the transaction.

There are no assurances that the Company will be successful in receiving an acceptance to its offer or that the financing will be available in the event the offer is accepted. In the event management is unable to complete the acquisition or fails to pay the past-due lease payments, the Company will in all likelihood lose its rights to operate the Le Palace Hotel. Since the Company has only one operating subsidiary, CWI, all revenues, substantially all operating assets, and operating liabilities, are those of the operations of the Le Palace Hotel.

In connection with the operation of the Le Palace Hotel & Resort, the Company provides employees of Societe Touristique Tunisie-Golfe ("STTG" or the "Lessor") meals and allowances while working at the Cap Gammarth complex. In fiscal 2000 and 1999, the Company incurred reimbursable expenses amounting to approximately $100,000 and $199,000, respectively, which were offset against amounts accrued for rents.

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

During April 1998, and in anticipation of a restructuring of the Cleopatra themed entities, CPL exchanged its equity ownership in SALT, the Hammamet Casino lease and certain advances due from CHL with Cleopatra's World for approximately $13 million in notes receivables.

In connection with the reorganization and the formation of CPRC, the Company disposed of its direct equity interest in CPL in exchange for CPRC shares.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



2.  Acquisition and Liquidation of Investments (continued)

CPL and the Cleopatra Cap Gammarth Casino (continued)

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

As discussed above, on April 1, 2000, ORI entered into an agreement to acquire a 60% interest in CHL for 750,000 shares of common stock valued at $2.25 million. The transaction has not yet closed, however, the consideration was tendered. The seller was required to contribute $600,000 of working capital and settle all past due rents owed by the seller. The seller contributed $300,000 of the required capital. The Company agreed to contribute the balance of the $300,000 in exchange for 107,500 shares of ORI's common stock. According to management of CHL, CHL has incurred operating losses since opening the Hammamet Casino in 1997. In the event the transaction is completed, CHL will require significant working capital to fund operating losses until such time, if ever, CHL becomes profitable.

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

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



2.  Acquisition and Liquidation of Investments (continued)

Group V Corporation and Monterosso (continued)

New Class D Warrants, which entitle the holder to receive two shares of Group V common stock for $1.00. In exchange, the Company received a $1,800,000 promissory note due in September 1998.

During the year ended June 30, 1998, the Company transferred certain assets, including its rights in the Put and the $1,800,000 promissory note, to CWI in exchange for additional equity interests. As a result of this exchange, CWI received approximately 4,800,000 shares of Group V common stock. During fiscal 1998, CWI satisfied certain liabilities by exchanging shares of Group V common stock, and as of June 30, 1998, CWI owned approximately 2,000,000 million Group V shares. Given the uncertainty surrounding the pending litigation with Group V and Monterosso (Note 13), management believes that such shares have been impaired, and as a result, the related carrying value of the securities was reduced to $0 during fiscal 1998.

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

Dega Technologies, Inc.

In November 1998, NuOI entered into an exchange agreement with Dega Technology, Inc. ("Dega"), whereby NuOI received 4,792,165 shares of Dega common stock, a $500,000 Secured Convertible Promissory Note (the "Note"), and $100,000 in cash. In exchange, NuOI transferred 500,000 shares of Oasis common stock to Dega, which had a book value of $243,314. The Note was collateralized by the 500,000 shares of Oasis common stock issued to Dega and 100% of the outstanding capital stock of H Bar C Acquisition Corporation, a wholly-owned subsidiary of Dega. Additionally, the Note was convertible into a minimum of 500,000 shares of Dega common stock.

During the year ended June 30, 1999, NuOI transferred an aggregate of 1,107,165 shares of Dega common stock to related entities in exchange for a reduction in NuOI liabilities and intercompany receivables. In addition, NuOI exchanged 2,846,000 Dega shares, along with other consideration, for cash and a right to acquire shares of common stock of Phileo Management Company, Inc. (currently, NewCom, Inc.) ("Phileo") (below). In September 1999, the Company entered into a note purchase agreement with Phileo, whereby the Company acquired cash of $250,000 and a reduction in the amount owed to NuVen Advisors, Inc. by the Company (which Phileo believes it owns or has the right to acquire) of $222,000. In exchange, the Company agreed to sell, assign, and transfer the $500,000 Dega Note to Phileo. As of June 30, 2000, NuOI owns 839,000 shares of Dega common stock, which were fully reserved for given Dega's bankruptcy filing during fiscal 1999. The accompanying financial

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



2.  Acquisition and Liquidation of Investments (continued)

Dega Technologies, Inc. (continued)

statements include a $472,000 gain on sale of the Note during the year ended June 30, 2000 and an aggregate of $31,019 related to the impairment of Dega shares and the Note during the year ended June 30, 1999.

Dragon Asset Exchange Arrangement

During the year ended June 30, 1999, management and Dragon Sight International Amusement Company ("Dragon") reached an informal arrangement whereby the Company transferred 2,846,000 shares of Dega common stock and 1,500,000 shares of ORI common stock to Dragon. In exchange, the Company received cash of $250,000 and a right to acquire shares of common stock of Phileo with an estimated fair market value of $560,000. The Company did not recognize any gain or loss in connection with this asset exchange and recorded its Dragon investment using the basis of the Dega and ORI shares exchanged in this transaction.

3.  Equity and Other Investments

The Company had the following equity and other investments as of June 30, 2000:


Non-Current Assets:
SALT                                         $    2,000,000 (A)
Dragon                                              560,819 (B)
                                             $    2,560,819

     (A) In fiscal year 1997, CPL acquired a 20% interest in Societe D'Animation Et De Loisirs Club Touristique, a corporation incorporated in Tunisia ("SALT"). SALT is the owner of the Cap Gammarth Casino and the lessor of the Cap Gammarth Casino leased by CPL. In exchange for its 20% interest in SALT, CPL made lease deposits of $2,000,000. CPL subsequently received $300,000 as compensation for not exercising its pre-emption rights on a subsequent recapitalization by SALT, resulting in a dilution of CPL interest from 20% to 9%. No financial statements have been prepared for SALT to date.

     (B)  The acquisition and nature of the Dragon investment is described in
          Note 2.

During fiscal 2000, NuOI, on behalf of NuVen Advisors, Inc., liquidated 102,500 shares of The Hartcourt Companies, Inc. common stock for cash of $1,793,000. At June 30, 2000, the Company has recorded all unremitted proceeds as amounts due to affiliates in the accompanying consolidated balance sheet.

During fiscal 2000 and 1999, NuOI, on behalf of CWI, liquidated 138,218 and 741,872 shares of The Hartcourt Companies, Inc. common stock for cash of $199,000 and $264,000, respectively. In connection therewith, CWI recorded a gain on sale of $1,000 during fiscal 2000 and a loss on sale of $803,000 during fiscal 1999.

During fiscal 2000, ORI exchanged 3,250,000 shares of the Company's common stock for consulting services. The shares of the Company were valued at $55,250 upon the exchange, resulting in a loss

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



3.  Equity and Other Investments (continued)

totaling $294,750, which is included in the accompanying consolidated statement of operations and comprehensive loss for the year ended June 30, 2000.

During the year ended June 30, 2000, the Company received 47,500 shares of common stock of the Hartcourt Companies, Inc. from NuVen in exchange for an affiliate payable of $47,500. The Company sold these shares in fiscal 2000 and realized a gain on sale aggregating approximately $816,000. As described in Note 2, the Company also sold 837,685 shares of ORI's common stock in fiscal 2000, and recognized a related gain on sale aggregating approximately $362,000.

4.  Land Held for Development

Oasis III has a 20-acre interest in partially-developed land located in Oasis, Nevada and an option to acquire an additional 30 acres adjacent to the 20-acre interest. The subject property was subdivided from an 1,100-acre parcel originally purchased on December 27, 1995 for $1,450,000 by Oasis International Hotel & Casino, Inc. ("OIHC"), a current shareholder of ORI through the merger of Oasis III on May 1, 1998 (Note 1). The property contains a 6-unit motel and an eight-pump truck stop, including a cafe and mini store. These assets have been in operation since 1996 and substantial expenditures are required for improvements in order for the property to be operative in its current state.

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

5.  Lease Deposit

The Company is required to maintain a lease deposit totaling $3 million for the benefit of the lessor of the Le Palace Hotel. At June 30, 1999, 200,000 shares of the common stock of ORI were pledged by the Company as collateral for the required lease deposit. In February 2000, ORI pledged 550,000 shares of ORI common stock as additional security under the lease arrangement, which management believes cured the then existing deficiency. However, based on subsequent declines in the fair market value of ORI's common stock, management believes that the lease deposit has a fair value less than the required amount as of June 30, 2000. As a result, the Company may be required to deposit additional collateral. The lease deposit is eliminated in consolidation as of June 30, 2000.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



6.  Due to Affiliates and Notes Payable to CPL

As of June 30, 2000, the Company has $1,168,231 net due collectively to Fred Luke and NuVen. Advances to and from NuVen and Luke typically are non-interest bearing, have no stated repayment terms and are uncollateralized. As described in Note 10, NuVen is owned by certain officers of the Company. Also as described in Note 10, Luke has two promissory notes due to the Company that are included in the amount presented. Also as described in Note 10, the Company and certain of the Company's subsidiaries have entered into Management and Advisory Agreements with NuVen.

As of June 30, 2000, FFI has $288,809 due to Eurasia Finance and Development Corporation, an entity partially owned by its President, Jon L. Lawver. The related note bears interest at 8%, is uncollateralized and has no stated repayment terms. As of June 30, 2000, FFI also had $118,947 due to Lawver that bears interest at 8%, is uncollateralized and has no stated repayment terms. In addition, the Company owes Lawver $108,506 pursuant to a consulting agreement that is described in Note 10.

As a result of the February 2000 spin-off of five wholly-owned subsidiaries, amounts due to and from CMA, NuLA, NuLV, ACI and NuP (collectively "the Prior Subsidiaries") were not eliminated from the accompanying consolidated balance sheet as of June 30, 2000. Accordingly, the Company had a net aggregate amount of $914,196 due to the Prior Subsidiaries as of June 30, 2000.

As of June 30, 2000, the Company has net aggregate payables of $35,993 that are owed to various entities or persons that are affiliated to the Company though common ownership (Note 10).

The notes payable to CPL, a former subsidiary of the Company, aggregated $3,000,000 as of June 30, 1999 (Note 2). The related notes payable were due on May 30, 1999, are collateralized by 3,000,000 shares of the Company's common stock, and bear interest at the rate of 6% per annum. One of the present stockholders of CPL is the father of the Company's President.

7.  Notes Payable

Notes payable at June 30, 2000 consists of the following:

Note payable - financial institution
    Due on demand, including interest at 18% per annum            $     100,000
Note payable - investor
    Due on demand, including interest at 10% per annum                  500,000
Note payable - OIHC
    Annual payments of principal and interest at 9% per annum,
       due December 2025                                              3,399,559
                                                                      3,999,559
Less current portion                                                   (729,424)

Notes payable, net of current portion                             $   3,270,135

On March 20, 1997, FFI entered into a working capital loan agreement, collateralized by notes receivable received from the sale of a former manufacturing facility, for $100,000 bearing interest at

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



7.  Notes Payable (continued)

18% per annum and maturing on March 19, 1998. This debt was assumed in its entirety by NuOasis and is past due at June 30, 2000.

In connection with the reverse acquisition of Oasis III by ORI on May 1, 1998, ORI assumed a $550,000 note payable (Note 4). The note was due May 11, 1999, with interest-only payments (at an annual rate of 10.0% per annum) of $4,500 per month. During fiscal 2000, ORI repaid $50,000 of the outstanding principal balance. The note, amounting to $500,000 outstanding at June 30, 2000, is in technical default and is currently due on demand. The holder of the note has not made a demand for payment. Total interest expense in connection with this note in fiscal 2000 and 1999 was $54,000 and $45,000, respectively.

OIHC agreed to accept a Second Deed of Trust note payable from ORI in the amount of $3,450,000 related to the acquisition of the 20-acre parcel. The term of this Second Deed of Trust is for 30 years principal and interest payable at 9% per annum. ORI has been unable to make the required principal payments, however, the Second Deed of Trust holder has waived its rights under the events of default for a period of one year. ORI's ability to continue to make the required payments is contingent upon its raising additional capital. The principal amount outstanding at June 30, 2000 was $3.4 million. Total interest expense related to this note agreement in fiscal 2000 and 1999 was $321,917 and $305,792, respectively.

Minimum annual principal repayments of notes payable are as follows:

        Year Ending
          June 30                   Amounts Due

          2001                    $   729,424
          2002                         30,846
          2003                         33,740
          2004                         36,905
          2005                         40,207
          Thereafter                3,128,437
                                   $3,999,559

8.  Stockholders' Equity

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

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



8.  Stockholders' Equity (continued)

During the fiscal year ended June 30, 1993, the Company designated a Series D Voting Convertible Preferred Stock out of the 24,130,000 redeemed shares of Series A, Series B and Series C Preferred Stock (the "D Preferred"). The D Preferred consists of 24,000,000 shares which were originally issued to NuVen Advisors Inc., formerly New World Capital Inc. ("NuVen") in exchange for investment securities with an estimated market value, based upon independent legal and valuation opinions at the time, discounted approximately 50% at the date of transfer, of $10,000,000. Due to the lack of a date and value certain as to the redemption and incomplete trading history of the investment securities, at June 30, 1993, the $10,000,000 aggregate estimated market value of the investment securities was fully reserved by the Company by a charge against Additional Paid-in Capital for financial statement purposes.

The D Preferred is redeemable, in whole or in part, at the option of the Board of Directors, at any time, at a redemption price of up to $24,000,000, or convertible, at the option of the holder, into a maximum of 10,000,000 shares of the Company's common stock. The right to convert the D Preferred expired in July 1998 and was extended by the Board of Directors to July 2003.

Common Stock Subscriptions

Common stock subscriptions receivable as of June 30, 2000 consist solely of stock receivables due from consultants. During fiscal 2000, an officer of the Company paid in full $310,045 of common stock subscriptions receivable that was outstanding at June 30, 1999.

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

During the year ended June 30, 1999 the Company liquidated the remaining 9,430,285 common stock treasury shares for $411,088. The proceeds from the shares liquidated were used to repay debt, related interest expense and related escrow fees. Because the fair value of the Company's common stock issued in these transactions was less than the $.50 per share basis, the Company has reduced additional paid in capital for the difference, which aggregated $4,304,112 during the year ended June 30, 1999.

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

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



9.  Stock Option Plan

A summary of the status of stock option transactions for the years ended June 30, 2000 and 1999 is as follows:

                                           2000             1999
Outstanding at beginning of year         1,510,000        1,510,000
     Granted                             2,000,000                -
     Exercised                                   -                -
     Canceled                                    -                -
Outstanding at end of year               3,510,000        1,510,000

Range of option exercise prices
outstanding                              $0.06 to $4.00   $0.58 to $4.00

At June 30, 2000, options for 3,510,000 shares were fully vested and exercisable.

Stock options granted during the year ended June 30, 2000 are described in Note 10.

10.  Related Party Transactions

Transactions With Officers

In September 1994, the Company entered into a five-year Employment Agreement with Fred G. Luke, the Company's Chairman and Chief Executive Officer ("Luke") that expired in September 1999. Luke has been serving as the Company's Chairman and CEO since approximately July 1993. The terms of this Employment Agreement called for Luke to receive approximately $10,000 per month and granted him an option to purchase 1,000,000 shares of the Company's common stock exercisable at $1.10 per share. Since January 2000, Mr. Luke has received compensation of $1,500 per month as a director of the Company. The Company expensed $30,000 and $120,000 during fiscal years 2000 and 1999 pursuant to the terms of the Employment Agreement. The Company expensed $9,000 during fiscal 2000 for directors' fees. As described in Note 6, the Company has net amounts due from Luke of $509,860 at June 30, 2000, which includes amounts due under the promissory notes described below.

In September 1999, the Company entered into a promissory note with Luke in the amount of $315,550. In addition, in November 1999, the Company entered into a second promissory note with Luke in the amount of $240,000. The related notes bear interest at 8% per annum and are payable, with principal and interest, on the earlier of, demand or one year from the date of each respective promissory note. In connection with the loans, the Company received security interests in an option to purchase 1,000,000 shares of common stock of Hart Industries at $.01 per share, an option to purchase 15,055 shares of common stock of NewBridge Capital, Inc. ("NewBridge") at $.70 per share, and 22,345 shares of common stock of NewBridge. Hart Industries and NewBridge are affiliated to the Company through common ownership and management.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



10.  Related Party Transactions (Continued)

Transactions With Officers (continued)

Effective January 1, 1994, the Company entered into a Consulting Agreement with Jon L. Lawver and J. L. Lawver Corp. (collectively, "Lawver") pursuant to which Lawver was to perform professional services and to hold the office of President of FFI. The Company expensed no amounts under this Consulting Agreement during either fiscal 2000 or 1999, as the operations of FFI have effectively ceased. The Company had $108,506 due to Lawver at June 30, 2000 pursuant to the Consulting Agreement. The Company has an additional $407,756 due to Lawver that is described in Note 6.

Transactions with  Directors and Affiliates

The Luke Trust and Lawver Corp. own 93% and 7%, respectively, of NuVen Advisors, Inc. ("NuVen"). Luke, as trustee of the Luke Trust, controls the Luke Trust and Jon L. Lawver is the majority shareholder of Lawver Corp. and thereby controls Lawver Corp. On June 14, 1993, NuVen acquired the D Preferred (Note 8), and as a result, NuVen became the Control Person of the Company. On June 14, 1993, Luke became a Director of the Company. On July 22, 1993, following the resignation of Frank Morelli II, Luke became the Company's Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. NuVen has since exchanged all of its shares of the D Preferred. As of June 30, 2000, 19,200,000 shares of the D Preferred are owned by NewBridge, an entity that is majority owned by NuVen.

Effective February 1, 1994, the Company entered into an Advisory and Management Agreement with NuVen (the "NuVen Advisory Agreement") to perform professional and advisory services. Pursuant to the NuVen Advisory Agreement, the Company agreed to pay NuVen $120,000 annually, payable monthly in $10,000 increments in arrears, and granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $.80 per share. Effective October 1, 1999, the NuVen Advisory Agreement was amended to provide for payments of $3,500 per month and granted an additional fully vested option to purchase 2,000,000 shares of the Company's common stock at $.06 per share. The estimated fair value of this option using the Black-Scholes model was $22,000, which was based on an expected option life of 39 months, a volatility rate of 73% and a bond equivalent rate of 6.2%. Such amount was charged to operations in Fiscal 2000. Additionally, the NuVen Advisory Agreement was assigned to NewBridge in April 2000 by NuVen. The Company expensed $61,500 and $120,000 in fiscal 2000 and 1999, respectively, and had a net amount of $54,807 due from NuVen as of June 30, 2000 (Note 6).

Effective July 1, 1994, NuOI entered into an Advisory and Management Agreement with NuVen to perform professional and advisory services. Pursuant to the agreement, NuOI agreed to pay NuVen $240,000 annually, payable monthly in $20,000 increments in arrears, and granted NuVen an option to purchase 1,100,000 shares of common stock of NuOI exercisable at a price of 110% of the book value per share on the day of the grant. Effective October 1, 1999, NuOI amended the Advisory and Management Agreement with NuVen to provide for payments of $3,500 per month. Additionally, the Advisory and Management Agreement was assigned to NewBridge in April 2000 by NuVen. NuOI expensed $91,500 and $240,000 in fiscal 2000 and 1999, respectively, and had a net amount of $1,696,869 due to NuVen as of June 30, 2000 (Note 6).

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



10.  Related Party Transactions (continued)

Transactions with  Directors and Affiliates (continued)

FFI, CMA, NuLA, NuLV, ACI and NuP, (collectively "the Companies") each entered into Advisory and Management Agreements, and amendments thereto, (the "Agreements") with NuVen to perform professional and advisory services. Effective July 1, 1999, FFI terminated its agreement with NuVen. Pursuant to the terms of the Agreements, the Companies are required to pay $2,500 to $3,500 per month, plus expenses, in exchange for NuVen's assistance in the formulation of possible acquisition strategies, and the management of financial and general and administrative matters. In addition, the Companies are required to pay a fee equal to 5% of the value of each business opportunity (as defined) introduced by NuVen. The Agreements have initial terms of five years, but shall be automatically extended on an annual basis, unless terminated by either party. The Agreements canceled and replaced any existing previous agreements. During fiscal 2000 and 1999, the companies recorded aggregate expenses of $122,500 and $213,127 as fees to NuVen, respectively. As of June 30, 2000, FFI had an aggregate amount of $36,029 due to NuVen (Note 6).

A director of Oasis provides legal services to the Company. As of June 30, 2000, the Company owes this director $565, and such amount is included in accounts payable and accrued expenses. During the years ended June 30, 2000 and 1999, the Company received legal services from this director aggregating $47,565 and $32,881, respectively.

In March 2000, the Company entered into a promissory note with an affiliate of the Company in the amount of $65,000. The related note bears interest at 8% per annum and is due on demand. In connection with the loan, the affiliate pledged as collateral his entire interest in the corporation known as Cleopatra Hammamet Limited, which management believes to approximate the current value of the note. Such amount is included in due to affiliates at June 30, 2000 as described in
Note 6.

Advisory Agreement with ORI

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

ORI Director Compensation

Two directors of ORI have entered into agreements that expired September 30, 1999, but have continued on a month-to-month basis since that date. Such agreements provide for payments of $3,000 per month, of which, no payments have been made. Included in accounts payable are amounts due to such directors of $72,000 at June 30, 2000.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



11.  Income Taxes

The Company and its controlled domestic subsidiaries file a consolidated income tax return for federal purposes and a combined income tax return for state purposes.

The Company's net deferred tax asset at June 30, 2000, consist of net operating loss carryforwards amounting to approximately $19.6 million. At June 30, 2000, the Company provided a 100% valuation allowance for the tax effect of these net operating loss carryforwards totaling approximately $6.7 million. During the years ended June 30, 2000 and 1999, the Company's valuation allowance decreased $100,000 and increased $1.0 million, respectively. No benefit for income taxes has been provided in the accompanying consolidated statements of operations, since all deferred tax assets have been fully reserved. The Company has provided the valuation allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

The deferred taxes result from temporary differences relating to the difference in the basis of assets and liabilities for financial and tax reporting purposes. As of June 30, 2000, temporary differences relate mainly to reserves recorded for financial reporting purposes that are not deductible for tax purposes.

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

No provision was made or benefits recognized for U.S. income taxes on undistributed earnings/losses of foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate earnings only when tax effective to do so. Foreign net operating loss carryforwards may not be utilized for United States federal income tax purposes.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



12.    Segment Information and Concentration of Credit Risk

Industry Segments

The relative contributions to revenues, gross profit and identifiable assets of the Company's two reportable operating segments for the years ended June 30, 2000 and 1999 are as follows:


                                     2000              1999
Revenues
   Hotel Room and Food            $ 5,192,905        $5,522,626
    Food Distribution             $         -        $  262,338

Gross Profit (Loss)
    Hotel Room and Food           $(1,214,908)       $ (272,561)
    Food Distribution             $         -        $   23,340

The Company had no identifiable assets related to the food distribution segment, exclusive of intercompany loans and advances, at June 30, 2000.

As of June 30, 2000, the Company's assets are principally located in two geographic areas: the United States and North Africa. The following is a summary of the Company's June 30, 2000 assets by geographic area:


                                  United States   North Africa    Total
Cash                              $   861,787     $    23,745     $   885,532
Accounts receivable, net                    -         484,976         484,976
Other current assets                        -         271,717         271,717
   Total current assets               861,787         780,438       1,642,225
Property and equipment, net                 -         145,955         145,955
Equity investments                    560,819       2,000,000       2,560,819
Other assets                        3,700,000       2,440,555       6,140,555
   Total noncurrent assets          4,260,819       4,586,510       8,847,329
            Total assets          $ 5,122,606      $5,366,948     $10,489,554


                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



12.  Segment Information and Concentration of Credit Risk (Continued)

Significant Customers and Concentration of Credit Risk

In the United States, the Company maintains several cash accounts at several financial institutions. At June 30, 2000, approximately $531,000 of the Company's cash accounts exceeded the federally-insured limit. The Company also has approximately $166,670 on deposit with foreign banks.

The Company had sales in excess of 15% of total food distribution sales to each of three customers in fiscal 1999.

13.  Commitments and Contingencies

CCGL and CWI are lessees under various lease agreements related to the Cap Gammarth Casino and the Le Palace Hotel, respectively, which require annual lease payments to be made, monthly or quarterly, over their respective terms, which range from 16 to 20 years (Note 2). The leases are renewable automatically for two five-year terms. The Company has not begun operations at the Cap Gammarth Casino; therefore, management believes that this lease is not yet in effect. As a result, no rental expense has been included in operations under this arrangement. Upon consummating the lease, which management expects to occur around December 2000, the Company will be required to pay the amounts reflected in the table below. Future annual minimum lease payments by these entities in each of the next five years and thereafter are as follows:


                                   Amounts Due
                          Cap
   Year Ending          Gammarth      Le Palace
     June 30             Casino         Hotel           Total
       2001           $  3,000,000  $  8,046,861  $   11,046,861
       2002              3,000,000     4,007,150       7,007,150
       2003              3,300,000     4,287,650       7,587,650
       2004              3,600,000     4,587,785       8,187,785
       2005              3,900,000     4,908,930       8,808,930
       Thereafter       74,700,000    52,872,889     127,572,889
                      $ 91,500,000  $ 78,711,265  $  170,211,265

Prior to taking possession of the Cleopatra Cap Gammarth Casino under its lease agreement, the Company is required to make a lease deposit totaling $1 million.

Total rent expense included in operations under the Le Palace Hotel lease for the years ended June 30, 2000 and 1999 was approximately $2.6 million and $2.5 million, respectively.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999



13.  Commitments and Contingencies (continued)

Legal Proceedings

SALT Judgment

In July 1998, the Company filed a complaint for damages against SALT and several others due to significant delays in completing the Cleopatra Cap Gammarth project (Note 2). In July 1999, the Company received a judgment of approximately $300 million against SALT. Although management is proceeding to collect upon this judgment, there can be no assurance that the Company will ultimately realize any amount from this judgment, and the accompanying consolidated financial statements do not include amounts related to this gain contingency.

STTG Arbitration

The Company has been a party to arbitration with STTG due to significant delays in completing the Le Palace Hotel and the surrounding resort complex and the non-payment of accrued rents (Note 2). STTG has received an arbitration award for calendar year lease rental payments for 1998 and 1997, net of amounts expended by the Company. At June 30, 2000, the Company owed STTG an aggregate amount of approximately $4.04 million for the net rental payments under the agreement.

In August 2000, STTG filed for bankruptcy protection under Tunisian law.

Group V/Monterosso Litigation

In November 1998, Group V Corporation and Joe Monterosso filed a claim against the Company in connection with the purchase of securities from the Company alleging material misrepresentation (Note 2) ("Group V Litigation"). In July 1999, the Company filed a cross complaint against Group V Corporation and Joe Monterosso. The trial date for the action is currently set for March 2001. Management believes the suit lacks substantial merit and plans to vigorously defend against the complaint and pursue the cross complaint.

Effective July 15, 2000, the Company entered into an Indemnification Agreement and Agreement to Defend with YSRO Program Exchange B.V., a Netherlands corporation ("YSRO"). Under the terms of this agreement, the Company exchanged cash of $200,000, its interest in the Group V Litigation, and Fred G. Luke's interest in the Group V Litigation. In return, YSRO agreed to undertake the obligation to pay all costs and expenses, limited to its net assets, in defending the Company and Fred G. Luke and in pursuit of counterclaims against one more of the plaintiffs. As a result of this agreement, the Company recorded legal fees of $200,000 during the year ended June 30, 2000, and recorded a corresponding accrued liability at June 30, 2000.

                              NUOASIS RESORTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999


13.  Commitments and Contingencies (continued)

Other

FFI is involved, both as plaintiff and defendant, in litigation that originates in the normal course of business development or operations. Further, FFI is a defendant in various litigation initiated by certain trade creditors because FFI violated related repayment terms. The lawsuits generally seek the payment of fees owed, legal fees and interest. FFI is attempting to settle the lawsuits and negotiate payment schedules with its creditors.

In January 1995, a consultant to the Company's prior management initiated a lawsuit involving CMA. The plaintiff had not actively pursued his claims in this lawsuit and in October 2000 the action was dismissed by the court for inaction by the plaintiff. The Company believes that there will be no further action related to this lawsuit. Therefore, no provision has been made in the accompanying consolidated financial statements for this contingency.

The Company is subject to claims and suits that arise from time to time out of the ordinary course of its business. Through June 30, 2000, management of the Company is not aware of any claims that will have a material impact on the Company's business, financial condition or results of operations which are not reflected in the accompanying consolidated financial statements.

14.  Subsequent Events

On December 29, 1999, ORI entered into an agreement with an unrelated entity to acquire common stock of Virtual Gaming Technology, Inc. ("VGAM") in exchange for common stock of ORI, the number of shares of which were to be determined at a later date. On August 31, 2000, ORI's board of directors approved the exchange whereby ORI would issue 4,802,032 shares of its newly issued common stock for 1,200,508 shares of VGAM. The transaction closed on August 31, 2000. ORI valued the securities at $3,803,209 based on the closing price of ORI's common stock on August 31, 2000, net of a discount of 20%, for blockage, since the shares of VGAM are thinly traded. Subsequent to year end the value of both VGAM and Oasis stock has declined considerably.

On August 31, 2000, ORI issued 359,515 shares of common stock to directors and consultants valued at $355,920. ORI management intends to register these shares under the 1933 Securities Act.