Form 10QSB
period 1998-09-30
NUOASIS RESORTS INC
filed 2000-12-26
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998                Commission File No. 0-18377

                              NuOASIS RESORTS INC.
             (Exact name of registrant as specified in its charter)

                Nevada                              84-1126818
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


4695 MacArthur Court, Suite 1450, Newport Beach, CA                    92660
   (Address of principal executive offices)                          (Zip Code)

                                 (949) 833-5381
              (Registrant's telephone number, including area code)

                   N/A                                         N/A
(Former Address, if changed since last report)     (Former Zip Code, if changed
                                                    since last report)

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

                                                          Yes              No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock as of the latest practicable date.

         Common Stock $.01 par; 66,914,300 shares as of September 30, 1998

                              NuOASIS RESORTS INC.
                                      INDEX



                                                                           Page

                                     PART I


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
           as of September 30, 1998 (unaudited)............................   1

         Condensed Consolidated Statements of Operations
           for the Three Months Ended September 30, 1998
           and 1997 (unaudited)............................................   2

         Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended September 30,
           1998 and 1997 (unaudited).......................................   3

         Notes to Condensed Consolidated Financial
           Statements .....................................................   4


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 9


                                     PART II

Item 1.  Legal Proceedings.................................................. 11

Item 2.  Changes in Securities.............................................. 11

Item 3.  Defaults Upon Senior Securities.................................... 11

Item 4.  Submission of Matters to A Vote of Security Holders................ 11

Item 5.  Other Information.................................................. 11

Item 6.  Exhibits and Reports on Form 8-K................................... 11

         Signatures......................................................... 12

                              NuOASIS RESORTS INC.
                      Condensed Consolidated Balance Sheet
                      As of September 30, 1998 (Unaudited)


ASSETS
Current assets:
 Cash                                                           $      154,614
 Amounts receivable                                                    625,175
 Equity investments                                                    715,000
 Inventory                                                             189,703
 Other current assets                                                  146,057
     Total current assets                                            1,830,549

Property and equipment, net                                            127,984

Other assets:
 Equity and other investments                                        2,000,000
 Receivable from STTG                                                1,034,633
 Security deposits and other assets                                    471,078
TOTAL ASSETS                                                    $    5,464,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                              $    2,010,092
  Accrued expenses                                                   3,596,708
  Due to affiliates, net                                             1,106,064
  Notes payable                                                        453,557

    Total current liabilities                                        7,166,421

Minority Interest                                                    1,635,325

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized, issued and outstanding
  (aggregate liquidation value of up to $10,000,000)                   240,000
Common stock, $.01 par value; 75,000,000 shares authorized;
  66,914,300 shares issued and outstanding                             669,143
Treasury Shares                                                     (4,715,200)
Additional paid-in-capital                                          46,887,088
Common stock subscriptions receivable                                 (674,288)
Accumulated other comprehensive loss                                  (443,010)
Accumulated deficit                                                (45,301,235)
     Total stockholders' equity (deficit)                           (3,337,502)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    5,464,244

           See accompanying notes to consolidated financial statements

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                            Statements of Operations
                             for Three Months Ended
                     September 30, 1998 and 1997 (Unaudited)



                                              Three Months Ended September 30,
                                                   1998            1997
                                                (Unaudited)    (Unaudited)
Revenue:
  Hotel Rooms and Food                          $ 1,839,100    $           -
  Food Distribution                                 131,168          251,049
     Total revenue                                1,970,268          251,049

Cost of Revenue:
  Hotel Rooms and Food                            1,626,700                -
  Food Distribution                                 119,498          176,856
     Total cost of revenue                        1,746,198          176,856

Gross profit                                        224,070           74,193
  Depreciation and amortization                      10,023           61,648
  Legal and professional fees                       294,025          360,852
  Selling, general and administrative expenses      753,350          344,446
  Minority interest                                       -          (35,520)
     Total operating expenses                     1,057,398          731,426

Operating  (loss)                                  (833,328)        (657,233)

Earnings in equity investments                            -          223,098
Other income (expense)                             (134,222)          (7,023)
                                                   (134,222)         216,075
Net (loss)                                      $  (967,550)   $    (441,158)

Items of other comprehensive income:
 Foreign currency translation adjustments       $    38,695    $           -

Basic and diluted  (loss) per common share      $      (.01)   $        (.01)

Weighted average number of common shares
  outstanding used to compute net loss per
  common share                                   66,914,300       48,824,300





   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 1998 and 1997 (Unaudited)


                                              Three Months Ended September 30,
                                                    1998           1997
                                                (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $  (967,550)    $   (441,158)

  Adjustments to reconcile net income
   (loss) to net cash provided
   (used) by operating activities:
   Depreciation and amortization                     10,023           61,648
   Earnings in equity investments                         -         (223,098)
   Minority interest                                      -          (35,520)
 Increases (decreases) in changes in assets
   and liabilities:
   Accounts receivable                               61,371          132,394
   Inventory                                         14,061           (1,949)
   Other assets, net                                173,767             (275)
   Accounts payable                                  61,844         (413,884)
   Accrued expenses                                 632,178           39,188
   Due to affiliates                                 71,181        1,160,210

Net cash provided by operating activities            56,875          277,556

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances to STTG                                   (50,000)               -
  Principal payments on notes payables                    -          (51,244)

Net cash used by financing activities               (50,000)         (51,244)

Net increase in cash                                  6,875          226,312

Cash and cash equivalents, beginning of period      147,739          576,734

Cash and cash equivalents, end of period        $   154,614     $    803,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for:
     Interest                                   $         -     $      6,795














   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)


1.  Summary of Significant Accounting Policies and Description of Business

Description of Business

NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.) and its subsidiaries (the "Company"), a Nevada corporation (formerly, a Colorado corporation), operates as a holding company for leisure and entertainment-related businesses. At September 30, 1998, the Company had seven wholly-owned subsidiaries and two majority-owned subsidiaries engaged in food manufacturing and distribution, casino gaming and hotel management.

The activities of the Company's subsidiaries are domestic and international, with existing food manufacturing activities in the United States, and casino gaming and hotel management activities in North Africa.

Restructuring

In July 1998, the Company entered into various agreements with Cleopatra and Cleopatra's World, and other related Cleopatra subsidiaries, to effect a restructuring which resulted in the Company disposing of its interest in Cleopatra, decreasing its interest in Cleopatra Hammamet, and increasing its interest in Cleopatra's World. To effect the restructuring (a) Cleopatra and Cleopatra's World assigned to a newly-formed entity, Cleopatra Palace Resorts and Casinos Limited a British corporation ("CPRC"), all of their rights, title and interest in and to (i) the Letter of Intent dated July 7, 1996 between Compagnie Monastirienne Immobiliere et Touristique S.A. ("CMI") and Cleopatra,
(ii) the Letter of Intent between Cleopatra and CMI dated July 7, 1996, (iii) Cleopatra's rights to the Casino Lease and gaming license between Cleopatra and the Government of Morocco, (iv) Cleopatra's rights to acquire certain real estate and the building known as the "Casino Nuevo San Roque together with the gaming license and the agreement in principle with Trans Mer S.A. to finance the project, (v) certain trade accounts receivable, and (vi) Cleopatra's right to the $1.5 million deposit which it tendered to Club Loisirs Hammamet, the Lessor of the Hammamet Casino. As a result of the Cleopatra restructuring, the Company became the 75% owner of CPRC and acquired an additional 10% equity interest in Cleopatra's World.

Principles of Consolidation

The September 30, 1998 consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods"), Casino Management of America, Inc. ("CMA") NuOasis Laughlin, Inc., ("NuLA") NuOasis Las Vegas, Inc. ("NuLV"), ACI Asset Management Inc. ("ACI") and NuOasis Properties, Inc. ("NuOasis Properties"), its 70% owned subsidiary, Cleopatra Palace Limited ("Cleopatra"), and its 60% owned subsidiary Cleopatra's World, Inc. ("Cleopatra's World" or "CWI").

All material intercompany accounts and transactions have been eliminated in consolidation.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)


1. Summary of Significant Accounting Policies and Description of Business (continued)

Going Concern Considerations

The Company has recurring losses from operations, and at September, 30, 1998, the Company has a working capital deficit of $5 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth Casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth Casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for unpaid rents.

Minority Interest

The accompanying consolidated balance sheet as of September 30, 1998 includes minority interest of $1,635,325. Such amount represents 30% of the stockholder's equity of Cleopatra that is not owned by the Company at September 30, 1998.

Unaudited Interim Financial Statements

The interim financial data as of September 30, 1998, and for the three months ended September 30, 1998 and 1997, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of September 30, 1998, and the results of its operations and cash flows for the three months ended September 30, 1998 and 1997.


2.  Acquisition and Liquidation of Investments

In July 1998, Cleopatra, Cleopatra's World, and certain other Cleopatra-themed entities effected a restructuring which resulted in the Company disposing of its interest in Cleopatra, decreasing its rights to future equity interests in Cleopatra Hammamet and increasing its interest in Cleopatra's World.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)

2.  Acquisition and Liquidation of Investments (continued)

Cleopatra's World

Effective April 30, 1998, the Company acquired an additional 10% equity interest in Cleopatra's World in exchange for $10,000,000 of notes payable issued by NuOasis Resorts, Inc., 2,000,000 shares of treasury stock (Note 7), and 280,000 shares of common stock of The Hartcourt Companies Inc. In addition, the Company also transferred its rights under the Warrant Note and the Put (see below) to Cleopatra's World. As a result of this exchange, the Company's interest in Cleopatra's World increased from 50% to 60% and, accordingly, the accounts of Cleopatra's World are consolidated with those of the Company.

Flexweight Corporation

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

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)


3.  Legal Proceedings

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

The Company is also a party to litigation with STTG due to significant delays in completing the Le Palace Hotel. Through September 30, 1998, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. Subsequent to September 30, 1998, STTG received an arbitration award for calendar 1998 and 1997 rental payments, net of amounts expended by the Company. As a result, the accompanying financial statements include an estimate for rent at the Hotel based upon the arbitration award.


4.  Subsequent Events

In November 1998, Group V Corporation and Joe Monterosso filed a claim against the Company in connection with the purchase of securities from the Company alleging material misrepresentation. In July 1999, the Company filed a cross complaint against Group V Corporation and Joe Monterosso. The trial date for the action is set for September 2000. Management believes the suit lacks substantial merit and plans to vigorously defend against the complaint and pursue the cross complaint. No provision has been made in the accompanying financial statements for this contingency.

In September 1999, the Company settled a lawsuit for $51,000 where the Company did not pay for consulting services under a consulting agreement. The Company has fully accrued for this settlement as of September 30, 1998.

On October 19, 1998, ORI then entered into an exchange agreement with NuOasis International to acquire NuOasis International's 75% interest in CPRC. CPRC had previously acquired an equity interest in Cleopatra Cap Gammarth, which operates the casino Cleopatra Cap Gammarth, a right to reacquire an interest in Cleopatra Hammamet Limited, which operates the casino Cleopatra Hammamet Casino, and CWI which operates the Le Palace Hotel & Resort at Cap Gammarth. All of the properties are located in Tunisia. CPL is a predecessor company to CPRC, an entity controlled by NuOasis International, which previously held the interests in the Cleopatra Hammamet Casino and the Cleopatra Cap Gammarth Casino.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)

4.  Subsequent Events (continued)

In December 1998, the Hammamet Casino opened. The Company financed the completion and opening of the Hammamet Casino through a financing agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Cleopatra Hammamet. The Company pledged its rights to equity interests in Hammamet to Cedric to secure the certain loans and investment by Cedric. The Company and Cedric agreed that Cedric would return such interest when, and if, the Company reimbursed Cedric for all funds advanced prior to the first anniversary date of the agreement (on an all-or-nothing basis), plus interest at the rate of 15% per annum. The Company did not reimburse Cedric, due to sustained losses at the Hammamet Casino, and the Company forfeited its right to reacquire its interest in Cleopatra Hammamet. Accordingly, the Company impaired its interest in Cleopatra Hammamet.

In connection with its acquisition of CPRC, ORI issued 1,363,450 shares of ORI common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and promissory notes with an aggregate face value of $180 million to NuOasis International. At the time of the transaction, ORI had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the estimated enterprise value of ORI at the date of the acquisition of approximately $16.6 million, management valued the debt at $7 million. On November 15, 1999, management of ORI agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of an additional 8,111,240 shares of ORI common stock. As a result, after the transaction, NuOasis International shareholders controlled approximately 86% of the ORI's issued and outstanding common stock.

Spinoff of five wholly-owned subsidiaries

In February 2000, the Company completed the spinoff of five of its wholly-owned subsidiaries CMA, NuLA, NuLV, ACI and NuOasis Properties. The spinoff was effected through the distribution of 812,500 shares of common stock and 300,000 shares of Series A preferred stock of each subsidiary to the respective NuOasis shareholders of record on June 30, 1999. The shares of each of these companies are restricted and no market is expected to develop until each of the subsidiaries has filed a registration statement on Form 10-SB, and other reports as required. In February 2000, registration statements on Form 10-SB were filed, but were subsequently retracted. Each subsidiary intends to file a new registration statement so that the unregistered shares become registered.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern

The Company's working capital resources during the period ended September 30, 1998 were provided by utilizing the cash on hand at June 30, 1998 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
  Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Revenues for the first quarter of fiscal 1999 were $2.0 million compared to $251,000 of revenues for the fiscal 1998 first quarter. The increase in revenues was entirely due to the operations of the Le Palace Hotel Tunisia which only opened in December 1997. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $1.7 million in the current quarter compared to $.2 million in the fiscal 1998 quarter. As in revenues, the increase is due the operations of the LePalace Hotel which only opened in December 1997. The operating results of the LePalace Hotel were less than anticipated due to lower than expected occupancy levels due to the developer not completing the adjoining properties in the Cap Gammarth complex.

Liquidity and Capital Resources

The Company has recurring losses from operations and requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel and Resort and the Cleopatra Cap Gammath Casino and service certain trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth Casino due to delays in the completion of the projects by the owner. The Company has received a judgment totaling approximately $300 million, the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel and Resort for rents unpaid by the Company. The Company also requires approximately $70 million to continue the development of its gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital to complete the projects, pay its trade creditors and its past-due rents. Meanwhile, the Company will attempt to perfect its judgment against the landlords of the Cleoparta Cap Gammarth Casino. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against the owners of the Cleopatra Cap Gammarth Casino.

As of September 30, 1998, the Company had a working capital deficit of $5 million, which approximates the deficit at June 30, 1998. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

The Company had a cash balance of approximately $155,000 at September 30, 1998. The limited cash balance is a direct result of the Company having limited operations during the quarters.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of September 30, 1998, the Company had no employees other than its President. The Le Palace Hotel had approximately 175 employees.

PART II:  OTHER INFORMATION

Item 1.Legal Proceedings

See details provided in Note 3 - Legal Proceedings and Note 4 - Subsequent events regarding changes in any of the Company's legal proceedings.


Item 2.Changes in Securities

          None


Item 3.Defaults Upon Senior Securities

          None

Item 4.Submission of Matters to a Vote of Security Holders

          None

Item 5.Other Information

          None

Item 6.Exhibits and Reports on Form 8-K

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

                                          NuOASIS RESORTS, INC.


Dated:  December 21, 2000         By: /s/ Leonard J. Roman
                                          Leonard J. Roman
                                          Chief Financial Officer and Director