Form 10QSB
period 1999-09-30
NUOASIS RESORTS INC
filed 2000-12-26
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999               Commission File No. 0-18377

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

4695 MacArthur Court, Suite 530, Newport Beach, CA          N/A
(Former Address, if changed since last report)      (Former Zip Code, if
                                                     changed since last report)

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

                                                        Yes X            No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

     Common Stock $.01 par; 66,914,300 shares as of September 30, 1999

                              NuOASIS RESORTS INC.
                                      INDEX



                                                                           Page

                                     PART I


Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           September 30, 1999 (unaudited)..................................  1

         Consolidated Statements of Operations
           for the Three Months Ended September 30,
           1999 and 1998 (unaudited).......................................  2

         Consolidated Statements of Cash Flows for
           the Three Months Ended September 30,
           1999 and 1998 (unaudited).......................................  3

         Notes to Consolidated Financial Statements .......................  4


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 8


                                     PART II

Item 1.  Legal Proceedings................................................. 10

Item 2.  Changes in Securities............................................. 10

Item 3.  Defaults Upon Senior Securities................................... 10

Item 4.  Submission of Matters to A Vote of Security Holders............... 10

Item 5.  Other Information................................................. 10

Item 6.  Exhibits and Reports on Form 8-K.................................. 10

         Signatures........................................................ 11

                              NuOASIS RESORTS INC.
                      Condensed Consolidated Balance Sheet
                      As of September 30, 1999 (Unaudited)


ASSETS
Current assets:
 Cash                                                           $      312,000
 Amounts receivable, net                                               443,000
 Equity investments                                                    103,000
 Inventory                                                             172,000
 Other current assets                                                   85,000
     Total current assets                                            1,115,000

Property and equipment, net                                            252,000

Other assets:
 Equity investments                                                  2,811,000
 Receivable from STTG                                                1,284,000
 Land held for development                                           3,700,000
 Other                                                                 598,000
                                                                     8,393,000
     Total other assets                                         $    9,760,000
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                              $    2,169,000
  Accrued expenses                                                   5,670,000
  Due to affiliates, net                                             2,668,000
  Note Payable to Affiliate                                          3,000,000
  Current portion of notes payable                                     773,000
     Total current liabilities                                      14,280,000

  Notes Payable, net of current portion                              3,356,000

     Total liabilities                                              17,636,000

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized, issued and outstanding
  (aggregate liquidation value of up to $10,000,000)                   240,000
Common stock, $.01 par value; 75,000,000 shares authorized;
 66,914,300 shares issued and outstanding                              669,000
Additional paid-in-capital                                          42,364,000
Common stock subscriptions receivable                                 (349,000)
Other comprehensive loss                                              (234,000)
Accumulated deficit                                                (50,566,000)
     Total stockholders' equity (deficit)                           (7,876,000)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    9,760,000



   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                            Statements of Operations
                             for Three Months Ended
                     September 30, 1999 and 1998 (Unaudited)



                                              Three Months Ended September 30,
                                                  1999              1998
                                              (Unaudited)       (Unaudited)

Revenue:
  Hotel Rooms and Food                        $  1,731,000      $  1,839,000
  Food Distribution                                      -           131,000
     Total revenue                               1,731,000         1,970,000

Cost of Revenue:
  Hotel Rooms and Food                           2,136,000         1,627,000
  Food Distribution                                      -           119,000
     Total cost of revenue                       2,136,000         1,746,000

Gross (loss) profit                               (405,000)          224,000

  Depreciation and amortization                          -            10,000
  Legal and professional fees                      235,000           294,000
  Selling, general and administrative expenses     546,000           753,000
     Total operating expenses                      781,000         1,057,000

Operating  (loss)                               (1,186,000)         (833,000)

Earnings in equity investments                           -
Other income (expense)                            (137,000)         (134,000)
                                                  (137,000)         (134,000)

Net (loss)                                    $ (1,323,000)     $   (967,000)

Items of other comprehensive income:
 Foreign currency translation adjustments           72,000            38,000

Comprehensive loss                            $ (1,251,000)     $   (929,000)

Basic and diluted  (loss) per common share    $       (.02)     $       (.01)

Weighted average number of common shares
  outstanding used to compute net loss per
  common share                                  66,914,300        66,914,300









   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 1999 and 1998 (Unaudited)


                                               Three Months Ended September 30,
                                                   1999              1998


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $ (1,236,000)  $     (968,000)

  Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
    Depreciation and amortization                        2,000           10,000
    Increases (decreases) in changes in assets
      and liabilities:
      Accounts receivable                              (64,000)          62,000
      Inventory                                          1,000           14,000
      Other assets, net                                 (3,000)         174,000
      Accounts payable                                 (26,000)          62,000
      Accrued expenses                                 177,000          632,000
      Due to affiliates                              1,240,000           71,000

Net cash provided by operating activities               91,000           57,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to STTG                                           -          (50,000)

Net cash (used) by investing activities                      -          (50,000)

Foreign currency effect on cash                        100,000                -

Net increase in cash                                   191,000            7,000

Cash and cash equivalents, beginning of period         121,000          148,000

Cash and cash equivalents, end of period         $     312,000      $   155,000

















   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)


1.  Summary of Significant Accounting Policies and Description of Business

Description of Business

NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.) and its subsidiaries (the "Company"), a Nevada corporation (formerly, a Colorado corporation), operates as a holding company for leisure and entertainment-related businesses. At September 30, 1999, the Company had seven wholly-owned subsidiaries and two majority-owned subsidiaries engaged in food manufacturing and distribution, casino gaming and hotel management.

The activities of the Company's subsidiaries are domestic and international, with existing food manufacturing activities in the United States, and casino gaming and hotel management activities in North Africa.

Principles of Consolidation

The September 30, 1999 consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods"), Casino Management of America, Inc. ("CMA") NuOasis Laughlin, Inc., ("NuLA") NuOasis Las Vegas, Inc. ("NuLV"), ACI Asset Management Inc. ("ACI") and NuOasis Properties, Inc. ("NuOasis Properties"), its 70% owned subsidiary, Cleopatra Palace Limited ("Cleopatra"), and its 60% owned subsidiary Cleopatra's World, Inc. ("Cleopatra's World" or "CWI").

All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Considerations

The Company has recurring losses from operations, and at September, 30, 1999, the Company has a working capital deficit of $13 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth Casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth Casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for unpaid rents.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

1. Summary of Significant Accounting Policies and Description of Business (continued)

Unaudited Interim Financial Statements

The interim financial data as of September 30, 1999, and for the three months ended September 30, 1999 and 1998, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of September 30, 1999, and the results of its operations and cash flows for the three months ended September 30, 1999 and 1998.


2.  Acquisition and Liquidation of Investments

As to any future projects undertaken by the Company, NuOasis International, Cleopatra or Cleopatra's World, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land, acquisition of leasehold investments and contract rights, and construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred. The Company's financing requirements depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations, the availability of other financing arrangements including selling equity securities, and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming or permits to conduct hotel operations in other jurisdictions, it will be able to raise sufficient capital to pursue its strategic plan.

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

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)


3.  Legal Proceedings (continued)

The Company is also a party to litigation with STTG due to significant delays in completing the Le Palace Hotel. Through September 30, 1999, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. Subsequent to September 30, 1999, STTG received an arbitration award for calendar 1998 and 1997 rental payments, net of amounts expended by the Company. As a result, the accompanying financial statements include an estimate for rent at the Hotel based upon the arbitration award.


4.  Subsequent Events

In December 1998, the Hammamet Casino opened. The Company financed the completion and opening of the Hammamet Casino through a financing agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Cleopatra Hammamet. The Company pledged its rights to equity interests in Hammamet to Cedric to secure the certain loans and investment by Cedric. The Company and Cedric agreed that Cedric would return such interest when, and if, the Company reimbursed Cedric for all funds advanced prior to the first anniversary date of the agreement (on an all-or-nothing basis), plus interest at the rate of 15% per annum. The Company did not reimburse Cedric, due to sustained losses at the Hammamet Casino, and in December 1999, the Company forfeited its right to reacquire its interest in Cleopatra Hammamet. Accordingly, the Company impaired its interest in Cleopatra Hammamet.

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

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

4.  Subsequent Events (Continued)

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern

The Company's working capital resources during the period ended September 30, 1999 were provided by utilizing the cash on hand at June 30, 1999 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources and negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
  Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Revenues for the first quarter of fiscal 2000 were $1.7 million compared to $2.0 million for the first quarter of fiscal 1999. The decrease in fiscal 2000 was due to no revenues being realized at Fantastic Foods and a lower occupancy at the LePalace Hotel during fiscal 2000. To date, the hotel has not been able to realize its potential due to the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $2.1 million in the current quarter compared to $1.7 million in the fiscal 1999 quarter. The increase in cost of sales was due the accrual of rent at the LePalace Hotel and the required minimum overhead necessary despite lower occupancy. The operating results of the LePalace Hotel continue to be less than anticipated due to lower than expected occupancy levels due to the developer not completing the adjoining properties in the Cap Gammarth complex.

Liquidity and Capital Resources

The Company has recurring losses from operations and requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel and Resort and the Cleopatra Cap Gammarth Casino and service certain trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth Casino due to delays in the completion of the projects by the owner. The Company has received a judgment totaling approximately $300 million, the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel and Resort for rents unpaid by the Company. The Company also requires approximately $70 million to continue the development of its gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital to complete the projects, pay its trade creditors and its past-due rents. Meanwhile, the Company will attempt to perfect its judgment against the landlords of the Cleopatra Cap Gammarth Casino. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against the owners of the Cleopatra Cap Gammarth Casino.

As of September 30, 1999, the Company had a working capital deficit of $13 million, which approximates the deficit at June 30, 1998 after giving effect for losses in the current period. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

The Company had a cash balance of approximately $312,000 at September 30, 1999. The limited cash balance is a direct result of the Company having limited operations during the quarters.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of September 30, 1999, the Company had no employees other than its President. The Le Palace Hotel had approximately 185 employees.

PART II:  OTHER INFORMATION

Item 1.Legal Proceedings

          No change from that previously in the Annual Report on Form 10KSB for the year ended June 30, 1999.

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