Form 10QSB
period 1998-12-31
NUOASIS RESORTS INC
filed 2001-01-02
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1998                Commission File No. 0-18377

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

         Common Stock $.01 par; 66,914,300 shares as of Decemember 31, 1998

                              NuOASIS RESORTS INC.
                                      INDEX



                                                                            Page

                                     PART I


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
           as of December 31, 1998 (unaudited)................................ 1

         Condensed Consolidated Statements of Operations
           for the Three and Six Months Ended December 31,
           1998 and 1997 (unaudited).......................................... 2

         Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended December 31, 1998 and 1997 (unaudited)....................... 3

         Notes to Condensed Consolidated Financial Statements ................ 4


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 9


                                     PART II

Item 1.  Legal Proceedings................................................... 11

Item 2.  Changes In Securities............................................... 11

Item 3.  Defaults Upon Senior Securities..................................... 11

Item 4.  Submission Of Matters To A Vote Of Security Holders................. 11

Item 5.  Other Information................................................... 11

Item 6.  Exhibits And Reports On Form 8-K.................................... 11

         Signatures.......................................................... 12


                              NuOASIS RESORTS INC.
                      Condensed Consolidated Balance Sheet
                       As of December 31, 1998 (Unaudited)

ASSETS
Current assets:
 Cash                                                   $    161,489
 Amounts receivable, net                                     563,803
 Equity investments                                          687,500
 Inventory                                                   175,643
 Other current assets                                         90,205
     Total current assets                                  1,678,640
Property and equipment, net                                  104,810
Other assets:
 Equity investments                                        2,000,000
 Receivable from STTG                                      1,084,375
 Land held for development                                 3,700,000
 Other                                                       513,515
     Total other assets                                    7,297,890
TOTAL ASSETS                                            $  9,081,340
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                      $  2,071,936
  Accrued expenses                                         4,228,885
  Due to affiliates, net                                     142,939
  Note Payable to Affiliate                                3,000,000
  Current portion of notes payable                           772,883
     Total current liabilities                            10,216,643
  Notes Payable, net of current portion                    3,355,680

     Total liabilities                                    13,572,323

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized, issued and outstanding
  (aggregate liquidation value of up to $10,000,000)         240,000
Common stock, $.01 par value; 75,000,000 shares
  authorized; 66,914,300 shares issued and outstanding       669,143
Additional paid-in-capital                                42,364,414
Common stock subscriptions receivable                       (566,041)
Other comprehensive loss                                    (404,314)
Accumulated deficit                                      (46,794,185)
     Total stockholders' equity (deficit)                 (4,490,983)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)      $  9,081,340





   See accompanying notes to these condensed consolidated financial statements


                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Operations
                         for Three and Six Months Ended
                     December 31, 1998 and 1997 (Unaudited)


                                              Three Months Ended          Six Months Ended
                                                 December 31,               December 31,
                                              1998          1997         1998           1997
                                           (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)
Revenue:
  Hotel Rooms and Food                     $   981,000   $   400,065   $ 2,820,100   $   400,065
  Food Distribution                            131,168       177,455       262,336       428,504
     Total revenue                           1,112,168       577,520     3,082,436       828,569
Cost of Revenue:
  Cost of Hotel Rooms and Food               1,294,000       382,022     2,920,700       382,022
  Cost of food distribution                    119,498        67,099       238,996       243,955
     Total cost of revenue                   1,413,498       449,121     3,159,696       625,977
Gross (loss) profit                           (301,330)      128,399       (77,260)      202,592
   Depreciation and amortization                10,023        69,031        20,046       130,679
   Legal and professional fees                 294,025       281,298       588,050       642,150
   Selling, general and administrative
     expenses                                  753,350     1,541,399     1,506,700     1,885,845
   Minority interest                                 -      (387,856)            -      (423,376)
       Total operating expenses              1,057,398     1,503,872     2,114,796     2,235,298
Operating (loss)                            (1,358,728)    1,375,473)   (2,192,056)   (2,032,706)
 Equity in earnings (loss) in affiliates             -       (50,967)            -       172,131
 Interest and other expenses, net             (134,222)        9,404      (268,444)        2,381
                                              (134,222)      (41,563)     (268,444)      174,512
Net (loss)                                 $(1,492,950)  $(1,417,036)  $(2,460,500)  $(1,858,194)
Items of other comprehensive income:
 Foreign currency translation adjustments  $    38,695   $         -   $    77,392   $         -
Basic and diluted loss per common share    $      (.02)  $      (.03)  $      (.03)  $      (.04)
Weighted average number of common
  shares outstanding used to compute
  basic and diluted loss per common share   66,914,300    48,840,300    66,914,300    48,840,300

















   See accompanying notes to these condensed consolidated financial statements



                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 1998 and 1997 (Unaudited)


                                                          Six Months Ended
                                                             December 31,
                                                          1998          1997
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(2,460,500)  $(1,858,194)
 Adjustments to reconcile net income (loss) to net
    cash(used) provided by operating activities:
    Depreciation and amortization                          20,046       130,679
    Minority interest                                           -      (423,376)
    Equity in (income) losses in equity investments             -      (172,131)
 Increases (decreases) in changes in assets
   and liabilities:
    Accounts receivable, net of due from affiliates       122,743     1,669,394
    Inventory                                              28,122         2,142
    Other assets                                          123,457          (275)
    Accounts payable                                      123,689     1,873,196)
    Accrued expenses                                    1,264,355       (19,561)
    Due to affiliates                                     891,945     1,448,223
Net cash provided (used) by operating activities          113,857    (1,096,295)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Fixed asset additions                                    (27,999)            -
 Proceeds from note receivable                                  -        50,000
 Proceeds from sale of assets and investments              27,500       615,353
Net cash (used) provided by investing activities             (499)      665,353
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from issuance of note payable               -     1,059,364
  Principal payments on notes and leases payable                -       (73,117)
 Advances to STTG                                         (99,483)            -
Net cash (used) provided by financing activities          (99,483)      986,247
Net increase in cash                                       13,875       555,305
Cash and cash equivalents, beginning of period            147,739       576,734
Cash and cash equivalents, end of period              $   161,614   $ 1,132,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during year for:
      Interest                                        $         -   $    18,425





   See accompanying notes to these condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 (Unaudited)


1.  Summary of Significant Accounting Policies and Description of Business

Description of Business

NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.) and its subsidiaries (the "Company"), a Nevada corporation (formerly, a Colorado corporation), operates as a holding company for leisure and entertainment-related businesses. At December 31, 1998, the Company had seven wholly-owned subsidiaries and two majority-owned subsidiaries engaged in food manufacturing and distribution, casino gaming and hotel management.

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

Principles of Consolidation

The December 31, 1998 consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOI"), Fantastic Foods International, Inc. ("Fantastic Foods"), Casino Management of America, Inc. ("CMA") NuOasis Laughlin, Inc., ("NuLA") NuOasis Las Vegas, Inc. ("NuLV"), ACI Asset Management Inc. ("ACI") and NuOasis Properties, Inc. ("NuOasis Properties"), its 70% owned subsidiary, Cleopatra Palace Limited ("Cleopatra"), and its 60% owned subsidiary Cleopatra's World, Inc. ("Cleopatra's World" or "CWI"). The accounts of Oasis Resorts, Inc. have been included since October 19, 1998.

All material intercompany accounts and transactions have been eliminated in consolidation.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 (Unaudited)

1. Summary of Significant Accounting Policies and Description of Business (continued)

Going Concern Considerations

The Company has recurring losses from operations, and at December, 31, 1998, the Company has a working capital deficit of $8 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth Casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth Casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for unpaid rents.

Unaudited Interim Financial Statements

The interim financial data as of December 31, 1998, and for the six months ended December 31, 1998 and 1997, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of December 31, 1998, and the results of its operations and cash flows for the six months ended December 31, 1998 and 1997.


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

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 (Unaudited)

2.  Acquisition and Liquidation of Investments (continued)

Oasis resorts Inc., formerly Flexweight Corporation

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

On October 19, 1998, ORI then entered into an exchange agreement with NuOI to acquire NuOI's 75% interest in CPRC. In connection with its acquisition of CPRC, ORI issued to NuOI, 1,363,450 shares of ORI common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and promissory notes with an aggregate face value of $180 million. CPRC had previously acquired an equity interest in Cleopatra Cap Gammarth, which operates the casino Cleopatra Cap Gammarth, a right to reacquire an interest in Cleopatra Hammamet Limited, which operates the casino Cleopatra Hammamet Casino, and CWI which operates the Le Palace Hotel & Resort at Cap Gammarth. All of the properties are located in Tunisia. CPL is a predecessor company to CPRC, an entity controlled by NuOI, which previously held the interests in the Cleopatra Hammamet Casino and the Cleopatra Cap Gammarth Casino.

As to any future projects undertaken by the Company, NuOI, Cleopatra or Cleopatra's World, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land, acquisition of leasehold investments and contract rights, and construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred. The Company's financing requirements depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations, the availability of other financing arrangements including selling equity securities, and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming or permits to conduct hotel operations in other jurisdictions it will be able to raise sufficient capital to pursue its strategic plan.

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

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 (Unaudited)

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

The Company is also a party to litigation with STTG due to significant delays in completing the Le Palace Hotel. Through December 30, 1998, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. Subsequent to December 31, 1998, STTG received an arbitration award for calendar 1998 and 1997 rental payments, net of amounts expended by the Company. As a result, the accompanying financial statements include an estimate for rent at the Hotel based upon the arbitration award.

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

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 (Unaudited)

4.  Subsequent Events (continued)

In connection with its acquisition of CPRC, ORI issued 1,363,450 shares of ORI common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and promissory notes with an aggregate face value of $180 million to NuOI. At the time of the transaction, ORI had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the estimated enterprise value of ORI at the date of the acquisition of approximately $16.6 million, management valued the debt at $7 million. On November 15, 1999, management of ORI agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of an additional 8,111,240 shares of ORI common stock. As a result, after the transaction, NuOI shareholders controlled approximately 86% of the ORI's issued and outstanding common stock.

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

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


Going Concern

The Company's working capital resources during the period ended December 31, 1998 were provided by utilizing the cash on hand at June 30, 1998 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources and negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
  Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

Revenues for the second quarter of fiscal 1999 were $1.1 million compared to $.6 million of revenues in the fiscal 1998 second quarter. The increase in revenues was entirely due to the operations of the Le Palace Hotel Tunisia which began operations in December 1997. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. As the LePalace Hotel is a tourist resort, the occupancy is seasonal with higher occupancy in the summer months which accounts for the significant reduction in revenues in the second fiscal quarter.

Total cost of revenues were $1.4 million in the current quarter compared to $.5 million in the fiscal 1998 quarter. As in revenues, the increase is due the operations of the LePalace Hotel which only opened in December 1997. The operating results of the LePalace Hotel were less than anticipated due to lower than expected occupancy levels due to the developer not completing the adjoining properties in the Cap Gammarth complex. Additionally, the hotel is required to maintain minimum staffing even during the off season.

  Six Months Ended December 31, 1998 Compared to the Six Months Ended December
    31, 1997

Revenues for the first six months of fiscal 1999 were $3.0 million compared to $.8 million of revenues in the comparable fiscal 1998 period. The increase in revenues was entirely due to the operations of the Le Palace Hotel Tunisia which began operations in December 1997. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. As the LePalace Hotel is a tourist resort, the occupancy is seasonal with higher occupancy in the summer months which accounts for the significant reduction in revenues in the second fiscal quarter.

Total cost of revenues were $3.1 million in the first six months of fiscal 1999 compared to $.6 million in the fiscal 1998 period. As in revenues, the increase is due the operations of the LePalace Hotel which only opened in December 1997. The operating results of the LePalace Hotel were less than anticipated due to lower than expected occupancy levels due to the developer not completing the adjoining properties in the Cap Gammarth complex. Additionally, the hotel is required to maintain minimum staffing even during the off season.

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

As of December 31, 1998, the Company had a working capital deficit of $8 million, which approximates the deficit at June 30, 1998 after giving effect to the consolidation of the Company with ORI.. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

The Company had a cash balance of approximately $161,000 at December 31, 1998. The limited cash balance is a direct result of the Company having limited operations during the quarters.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of December 31, 1998, the Company had no employees other than its President. The Le Palace Hotel had approximately 165 employees.

PART II:      OTHER INFORMATION

Item 1.  Legal Proceedings

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