Form 10QSB
period 1999-03-31
NUOASIS RESORTS INC
filed 2001-01-02
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1999                    Commission File No. 0-18377

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

            N/A                                            N/A
(Former Address, if changed                       (Former Zip Code, if changed
 since last report)                                since last report)


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

     Common Stock $.01 par 66,914,300 shares as of March 31, 1999.

                              NuOASIS RESORTS INC.
                                      INDEX



                                                                          Page

                                     PART I


Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet
           as of March 31, 1999 (unaudited)................................  1

         Consolidated Condensed Statements of Operations
           for the Three and Nine Months Ended
           March 31, 1999 and 1998 (unaudited).............................  2

         Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended March 31,
            1999 and 1998 (unaudited)......................................  3

         Notes to Consolidated Condensed Financial Statements .............  4


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations...................................................  9


                                     PART II

Item 1.  Legal Proceedings................................................. 11

Item 2.  Changes In Securities............................................. 11

Item 3.  Defaults Upon Senior Securities................................... 11

Item 4.  Submission Of Matters To A Vote Of Security Holders............... 11

Item 5.  Other Information................................................. 11

Item 6.  Exhibits And Reports On Form 8-K.................................. 11

         Signatures........................................................ 12

                              NuOASIS RESORTS INC.
                      Condensed Consolidated Balance Sheet
                        As of March 31, 1999 (Unaudited)

ASSETS
Current assets:
 Cash                                                   $   141,415
 Amounts receivable, net                                    471,553
 Equity investments                                         103,500
 Inventory                                                  174,148
 Other current assets                                       102,848
     Total current assets                                   993,464

Property and equipment, net                                 191,100

Other assets:
 Equity investments                                       2,000,000
 Receivable from STTG                                     1,134,117
 Land held for development                                3,700,000
 Other                                                      555,952
     Total other assets                                   7,390,069
TOTAL ASSETS                                            $ 8,574,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                      $ 2,133,780
  Accrued expenses                                        4,861,063
  Due to affiliates, net                                    260,887
  Note Payable to Affiliate                               3,000,000
  Current portion of notes payable                          772,883
     Total current liabilities                           11,028,613

  Notes Payable, net of current portion                   3,355,680

     Total liabilities                                   14,384,293

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized, issued and outstanding
  (aggregate liquidation value of up to $10,000,000)        240,000
Common stock, $.01 par value;
  75,000,000 shares authorized;
  66,914,300 shares issued and outstanding                  669,143
Additional paid-in-capital                               42,364,414
Common stock subscriptions receivable                      (457,793)
Other comprehensive loss                                   (365,619)
Accumulated deficit                                     (48,259,805)
     Total stockholders' equity (deficit)                (5,809,660)

TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY (DEFICIT)                                      $ 8,574,633

   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Operations
                         for Three and Nine Months Ended
                       March 31, 1999 and 1998 (Unaudited)


                                                 Three Months Ended             Nine Months Ended
                                                     March 31,                       March 31,
                                                 1999         1998           1999         1998
                                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Revenue:
  Hotel Rooms and Food                       $   914,000   $ 1,182,776   $ 3,734,100   $ 1,582,841
  Food Distribution                                    -       166,586       262,336       595,314
     Total revenue                               914,000     1,349,362     3,996,436     2,178,155

Cost of Revenue:
  Cost of Hotel Rooms and Food                 1,188,000     2,484,614     4,108,700     2,866,636
  Cost of food distribution                            -        96,139       238,996       340,094
     Total cost of revenue                     1,188,000     2,580,753     4,347,696     3,206,730

Gross (loss) profit                             (274,000)   (1,231,391)     (351,260)   (1,028,799)
   Depreciation and amortization                  10,023       275,279        30,069       405,958
   Legal and professional fees                   294,025       350,192       882,075       992,342
   Selling, general and administrative
     expenses                                    753,350       262,450     2,260,050     2,148,295
   Minority interest                                   -      (392,381)            -      (815,757)
       Total operating expenses                1,057,398       495,540     3,172,194     2,730,838

Operating (loss)                              (1,331,398)   (1,726,931)   (3,523,454)   (3,759,637)

 Equity in earnings (loss) in affiliates               -       223,098             -       395,229
 Interest and other expenses, net               (134,222)      (87,485)     (402,666)      (85,104)
                                                (134,222)      135,613      (402,666)      310,125
Net (loss)                                   $(1,465,620)  $(1,591,318)  $(3,926,120)  $(3,449,512)

Items of other comprehensive income:
 Foreign currency translation adjustments    $     38,695  $         -   $   116,095   $         -

Basic and diluted loss per common share      $       (.02) $      (.03)  $      (.06)  $      (.07)

Weighted average number of common
  shares outstanding used to compute
  basic and diluted loss per common share      66,914,300   50,754,633    66,914,300    49,478,411











   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                 Consolidated Condensed Statements of Cash Flows
                            for the Nine Months Ended
                       March 31, 1999 and 1998 (Unaudited)


                                                         Nine Months Ended
                                                             March  31,
                                                        1999          1998
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (3,926,120)  $ (3,449,512)

  Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating activities:
   Depreciation and amortization                          30,000        405,968
   Effect of services exchanged for stock                               500,468
   Minority interest                                                   (815,756)
   Equity in losses in affiliates                                      (395,229)
 Increases (decreases) in changes in
   assets and liabilities:
   Accounts receivable, net of
   due from affiliate                                    182,663      4,106,961
   Inventory                                              29,616          1,253
   Other assets                                           99,060       (255,219)
   Security deposits                                     321,480        461,797
   Accounts payable                                      185,534     (2,547,220)
   Accrued expenses                                    2,566,533      1,144,058
   Due to affiliates                                     773,997     (1,314,885)

Net cash provided (used) by operating activities         262,763     (2,157,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and furnishing                   (147,362)       (52,864)
 Proceeds from sale of assets and investments             27,500      1,882,214

Net cash (used) provided by investing activities        (119,862)     1,829,350

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from issuance of debt                      -      2,031,134
  Principal payments on notes payable                          -       (550,000)
  Advances to STTG                                      (149,225)             -

Net cash (used) provided by financing activities        (149,225)     1,481,134

Net (decrease) increase in cash                           (6,324)     1,153,168

Cash and cash equivalents, beginning of period           147,739        576,734

Cash and cash equivalents, end of period            $    141,415   $  1,729,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during year for:
      Interest                                      $          -   $     28,111


   See accompanying notes to these consolidated condensed financial statements

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)


1. Summary of Significant Accounting Policies and Description of Business

Description of Business

NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.) and its subsidiaries (the "Company"), a Nevada corporation (formerly, a Colorado corporation), operates as a holding company for leisure and entertainment-related businesses. At March 31, 1999, the Company had seven wholly-owned subsidiaries and two majority-owned subsidiaries engaged in food manufacturing and distribution, casino gaming and hotel management.

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

Principles of Consolidation

The March 31, 1999 consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOI"), Fantastic Foods International, Inc. ("Fantastic Foods"), Casino Management of America, Inc. ("CMA") NuOasis Laughlin, Inc., ("NuLA") NuOasis Las Vegas, Inc. ("NuLV"), ACI Asset Management Inc. ("ACI") and NuOasis Properties, Inc. ("NuOasis Properties"), its 70% owned subsidiary, Cleopatra Palace Limited ("Cleopatra"), and its 60% owned subsidiary Cleopatra's World, Inc. ("Cleopatra's World" or "CWI"). The accounts of Oasis Resorts, Inc. have been included since October 19, 1998.

All material intercompany accounts and transactions have been eliminated in consolidation.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)

1. Summary of Significant Accounting Policies and Description of Business (continued)

Going Concern Considerations

The Company has recurring losses from operations, and at March, 31, 1999, the Company has a working capital deficit of $10 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth Casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth Casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for unpaid rents.

Unaudited Interim Financial Statements

The interim financial data as of March 31, 1999, and for the nine months ended March 31, 1999 and 1998, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of March 31, 1998, and the results of its operations and cash flows for the nine months ended December 31, 1999 and 1998.


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

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)

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

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)

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

The Company is also a party to litigation with STTG due to significant delays in completing the Le Palace Hotel. Through March 31, 1998, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. Subsequent to March 31, 1999, STTG received an arbitration award for calendar 1998 and 1997 rental payments, net of amounts expended by the Company. As a result, the accompanying financial statements include an estimate for rent at the Hotel based upon the arbitration award.

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

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)

4. Subsequent Events (continued)

In connection with its acquisition of CPRC, ORI issued 1,363,450 shares of ORI common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and promissory notes with an aggregate face value of $180 million to NuOI. At the time of the transaction, ORI had no ability to repay the notes, and therefore, the notes had an estimated fair value substantially less than the face value at the date of issuance. Based on the estimated enterprise value of ORI at the date of the acquisition of approximately $16.6 million, management valued the debt at $7 million. On November 15, 1999, management of ORI agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of an additional 8,111,240 shares of ORI common stock. As a result, after the transaction, NuOI shareholders controled approximately 86% of the ORI's issued and outstanding common stock.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The Company's working capital resources during the period ended March 31, 1999 were provided by utilizing the cash on hand at June 30, 1998 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources and negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
  Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998



Revenues for the third quarter of fiscal 1999 were $.9 million compared to $1.3 million of revenues in the fiscal 1998 third quarter. The decrease in revenues was due both to FFI no longer conducting food distribution operations and the Le Palace Hotel Tunisia realizing lower occupancy due to the hotel complex not being complete. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. As the LePalace Hotel is a tourist resort, the occupancy is seasonal with higher occupancy in the summer months which accounts for the significant reduction in revenues in the second fiscal quarter.

Total cost of revenues were $1.2 million in the current quarter compared to $2.5 million in the fiscal 1998 quarter. The fiscal 1998 quarter was the first full quarter of operation for the LePalace Hotel which only opened in December 1997. Higher than normal costs were incurred because management was anticipating higher occupancy during the 1998 quarter. The operating results of the LePalace Hotel were less than anticipated due to lower than expected occupancy levels due to the developer not completing the adjoining properties in the Cap Gammarth complex. Additionally, the hotel is required to maintain minimum staffing even during the off season.

  Nine Months Ended March 31, 1999 Compared to the Nine Months Ended March 31, 1998

Revenues for the first nine months of fiscal 1999 were $4.0 million compared to $2.2 million of revenues in the comparable fiscal 1998 period. The increase in revenues was entirely primarily due to the operations of the Le Palace Hotel Tunisia which only began operations in December 1997. Additionally, the increase was partially offset, as no revenues were realized in the third quarter from FFI which ceased food distribution at the end of the second quarter. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex. As the LePalace Hotel is a tourist resort, the occupancy is seasonal with higher occupancy in the summer months which accounts for the significant reduction in revenues in the second fiscal quarter.

Total cost of revenues were $4.3 million in the first nine months of fiscal 1999 compared to $3.2 million in the fiscal 1998 period. As in revenues, the increase is due the operations of the LePalace Hotel which only opened in December 1997, partially offset by FFI ceasing food distribution at the end of the second quarter. The operating results of the LePalace Hotel were less than anticipated due to lower than expected occupancy levels due to the developer not completing the adjoining properties in the Cap Gammarth complex. Additionally, the hotel is required to maintain minimum staffing even during the off season.

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

As of March 31, 1999, the Company had a working capital deficit of $10 million, which approximates the deficit at June 30, 1998 after giving effect to the consolidation of the Company with ORI. The Company has currently been accruing the rent due on the Le Palace Hotel and the resulting cash from operations has been funding its cash needs.

The Company had a cash balance of approximately $141,000 at March 31, 1999. The limited cash balance is a direct result of the Company having limited operations during the quarters.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Additionally, as of March 31, 1999, the Company had no employees other than its President. The Le Palace Hotel had approximately 185 employees.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See details provided in Note 3 - Legal Proceedings and Note 4 - Subsequent events regarding changes in any of the Company's legal proceedings.


Item 2. Changes in Securitie

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

                                                   NuOASIS RESORTS, INC.



Dated:   December 31, 2000                     By: /s/ Leonard J. Roman
                                                       Leonard J. Roman
                                                       Chief Financial Officer
                                                       and Director