Form 10QSB
period 1999-12-31
NUOASIS RESORTS INC
filed 2001-01-03
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1999                 Commission File No. 0-18377

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

4695 MacArthur Court, Suite 1450, Newport Beach, CA              N/A
(Former Address, if changed                         (Former Zip Code, if changed
 since last report)                                  since last report)

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

     Common Stock $.01 par; 66,914,300 shares as of July 31, 2000

                              NuOASIS RESORTS INC.
                                      INDEX



                                                                          Page

                                     PART I


Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           December 31, 1999 (unaudited)...................................  1

         Consolidated Statements of Operations
           for the Three and Six Months Ended
           December 31, 1999 and 1998 (unaudited)..........................  2

         Consolidated Statements of Cash Flows
           for the Six Months Ended
           December 31, 1999 and 1998 (unaudited)..........................  3

         Notes to Consolidated Financial Statements .......................  4


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations.................................................... 7


                                     PART II

Item 1.  Legal Proceedings.................................................. 9

Item 2.  Changes In Securities.............................................. 9

Item 3.  Defaults Upon Senior Securities.................................... 9

Item 4.  Submission Of Matters To A Vote Of Security Holders................ 9

Item 5.  Other Information.................................................. 9

Item 6.  Exhibits And Reports On Form 8-K................................... 9

         Signatures........................................................ 10

                              NuOASIS RESORTS INC.
                      Condensed Consolidated Balance Sheet
                       As of December 31, 1999 (Unaudited)

ASSETS
Current assets:
 Cash                                                   $    503,000
 Amounts receivable, net                                     512,000
 Inventory                                                   174,000
 Other current assets                                         85,000
     Total current assets                                  1,274,000

Property and equipment, net                                  252,000

Other assets:
 Equity investments                                        2,561,000
 Receivable from STTG                                      1,384,000
 Land held for development                                 3,700,000
 Other                                                       598,000
     Total other assets                                    8,243,000
TOTAL ASSETS                                            $  9,769,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                      $  2,143,000
  Accrued expenses                                         5,847,000
  Due to affiliates, net                                   2,163,000
  Note Payable to Affiliate                                3,000,000
  Current portion of notes payable                           773,000
     Total current liabilities                            13,926,000

  Notes Payable, net of current portion                    3,356,000

     Total liabilities                                    17,282,000

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized,
  issued and outstanding
  (aggregate liquidation value of up to $10,000,000)         240,000
Common stock, $.01 par value; 75,000,000 shares
  authorized; 66,914,300 shares issued and
  outstanding                                                669,000
Additional paid-in-capital                                42,364,000
Common stock subscriptions receivable                       (349,000)
Other comprehensive loss                                     223,000
Accumulated deficit                                      (50,660,000)
     Total stockholders' equity (deficit)                 (7,513,000)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)      $  9,769,000



  See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Operations
                         for Three and Six Months Ended
                     December 31, 1999 and 1998 (Unaudited)


                               Three Months Ended        Six Months Ended
                                   December 31,             December 31,
                              1999         1998        1999           1998
                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Revenue:
 Hotel Rooms and Food     $ 1,476,000  $   981,000  $ 3,207,000  $ 2,820,000
 Food Distribution                  -      131,000            -      263,000
   Total revenue            1,476,000    1,112,000    3,207,000    3,083,000
Cost of Revenue:
 Cost of Hotel Rooms
  and Food                  1,490,000    1,294,000    3,626,000    2,921,000
 Cost of food
  distribution                      -      119,000            -      239,000
   Total cost of revenue    1,490,000    1,413,000    3,626,000    3,160,000
Gross (loss) profit           (14,000)    (301,000)    (419,000)     (77,000)
 Depreciation and
  amortization                      -       10,000            -       20,000
 Legal and
  professional fees           321,000      294,000      556,000      588,000
 Selling, general
  and administrative
  expenses                    517,000      754,000    1,063,000    1,507,000
   Total operating
     expenses                 838,000    1,058,000    1,619,000    2,115,000
Operating (loss)             (852,000)  (1,359,000)  (2,038,000)  (2,192,000)
Gain on sale
  of investments              695,000            -      695,000            -
Interest and other
  expenses, net              (103,000)    (134,000)    (240,000)     268,000
                             (592,000)    (134,000)    (455,000)     268,000
Net (loss)                $  (260,000) $(1,493,000) $(1,583,000) $(2,460,000)
Items of other
 comprehensive income:
Foreign currency
 translation adjustments  $         -  $    39,000  $    72,000  $    77,000
Basic and diluted
 loss per common share    $      (.00) $      (.02) $      (.02) $      (.03)
Weighted average number
 of common shares
 outstanding used to
 compute basic and diluted
 loss per common share     66,914,300   66,914,300   66,914,300   66,914,300















   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 1999 and 1998 (Unaudited)

                                              Six Months Ended
                                                December 31,
                                             1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $(1,583,000)   $(2,460,000)
  Adjustments to reconcile
   net loss to net cash
   provided (used) by operating
   activities:
   Depreciation and amortization                     -         20,000
   Increases (decreases) in changes
   in assets and liabilities:
     Accounts receivable, net of
       due from affiliates                     133,000        122,000
     Inventory                                  (1,000)        28,000
     Other assets                               72,000        123,000
     Accounts payable                          260,000        124,000
     Accrued expenses                          253,000      1,265,000
     Due to affiliates                         919,000        892,000
Net cash provided by operating
     activities                                 53,000        114,000
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of equipment and
     furnishings                                     -        (28,000)
  Proceeds from sale of assets
     and investments                           601,000         27,000
Net cash provided (used) by
     investing activities                      601,000         (1,000)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
 Advances to STTG                             (200,000)       (99,000)
Net cash (used) by
     financing activities                     (200,000)       (99,000)
Foreign currency effect on cash                (72,000)             -
Net increase in cash                           382,000         14,000
Cash and cash equivalents,
     beginning of period                       121,000        148,000
Cash and cash equivalents,
     end of period                         $   503,000    $   162,000
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW
INFORMATION
  Cash paid during the period for:
     Interest                              $         -    $         -










   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1999 (Unaudited)

1.  Summary of Significant Accounting Policies and Description of Business

Description of Business

NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.) and its subsidiaries (the "Company"), a Nevada corporation (formerly, a Colorado corporation), operates as a holding company for leisure and entertainment-related businesses. At Dectember 31, 1999, the Company had seven wholly-owned subsidiaries and two majority-owned subsidiaries engaged in food manufacturing and distribution, casino gaming and hotel management.

The activities of the Company's subsidiaries are domestic and international, with existing food manufacturing activities in the United States, and casino gaming and hotel management activities in North Africa.

Principles of Consolidation

The December 31, 1999 consolidated financial statements, and references therein to the Company, include the accounts of the Company and its wholly-owned subsidiaries; NuOasis International, Inc. ("NuOasis International"), Fantastic Foods International, Inc. ("Fantastic Foods"), Casino Management of America, Inc. ("CMA") NuOasis Laughlin, Inc., ("NuLA") NuOasis Las Vegas, Inc. ("NuLV"), ACI Asset Management Inc. ("ACI") and NuOasis Properties, Inc. ("NuOasis Properties"), its 70% owned subsidiary, Cleopatra Palace Limited ("Cleopatra"), and its 60% owned subsidiary Cleopatra's World, Inc. ("Cleopatra's World" or "CWI").

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

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1999 (Unaudited)

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

Going Concern Considerations

The Company has recurring losses from operations, and at December 31, 1999, the Company had a working capital deficit of $13 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth Casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth Casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for unpaid rents.

Unaudited Interim Financial Statements

The interim financial data as of December 31, 1999, and for the six months ended December 31, 1999 and 1998, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of December 31, 1999, and the results of its operations and cash flows for the three months ended December 31, 1999 and 1998.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 30, 1999 (Unaudited)


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

The Company is also a party to litigation with STTG due to significant delays in completing the Le Palace Hotel. Through December 31, 1999, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. Subsequent to December 31, 1999, STTG received an arbitration award for calendar 1998 and 1997 rental payments, net of amounts expended by the Company. As a result, the accompanying financial statements include an estimate for rent at the Hotel based upon the arbitration award.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

4.  Subsequent Event

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The Company's working capital resources during the period ended December 31, 1999 were provided by utilizing the cash on hand at June 30, 1999 and from the operations of the Le Palace Hotel. The Company has experienced recurring net losses, has limited liquid resources, negative working capital. Management's intent is to continue searching for additional sources of capital and, in the case of NuOasis International, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 2000. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
  Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

Revenues for the second quarter of fiscal 2000 were $1.5 million which was $.4 million greater than the revenues of the fiscal 1999 second quarter. This increase in revenue was entirely due to the operations of the Le Palace Hotel, Tunisia. Although revenues have increased, to date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $1.5 million in the current quarter compared to $1.4 million in the fiscal 1999 second quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs decreased $234,000.

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

Revenues for the first six months of fiscal 2000 were $3.2 million which is $.1 million greater than the first six months of fiscal 1999. The revenues in fiscal 2000 were entirely due to the operations of the Le Palace Hotel Tunisia, while the fiscal 1999 quarter included $.3 millon related to food distribution.

Total cost of revenues were $3.6 million in the current six months compared to $3.2 million in the first six months of fiscal 1999. The increase is due to additional rent being accrued in the financial statements.

Selling, general and administrative costs decreased $494,000. The fiscal 1999 period included significant expenses associated with the December 1997 opening of the LePalace Hotel and $.2 million of costs related to food distribution.

Liquidity and Capital Resources

The Company has recurring losses from operations and requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel and Resort and the Cleopatra Cap Gammath Casino and service certain trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the projects by the owner. The Company has received a judgment totaling approximately $300 million, the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel and Resort for rents unpaid by the Company. The Company also requires approximately $70 million to continue the development of it's gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital to complete the projects, pay its trade creditors and its past-due rents. Meanwhile, the Company will attempt to perfect its judgment against the landlords of the Cleoparta Cap Gammarth Casino. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against the owners of the Cleopatra Cap Gammarth Casino.

As of December 31, 1999, the Company had a working capital deficit of $12.7 million, which is approximately $300,000 greater than the deficit at June 30, 1999. The Company has currently been accruing the rent due on the Le Palace Hotel & Casino and the resulting cash from operations has been funding its cash needs.

The Company had a cash balance of approximately $503,000 at December 31, 1999. The limited cash balance is a direct result of the Company having limited operations during the quarter. The increase in cash is due to NuOI selling certain investments for cash.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 1999.

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

                                                 NuOASIS RESORTS INC.



Dated: December 31, 2000                         By:  /s/  Leonard J. Roman
                                                           Leonard J. Roman
                                                           Director and Chief
                                                           Financial Officer