Form 10QSB
period 2000-09-30
NUOASIS RESORTS INC
filed 2001-01-03
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000          Commission File No. 0-18377


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

     Common Stock $.01 par; 66,914,300 shares as of December 1, 2000

                              NuOASIS RESORTS, INC.
                                      INDEX



                                                                          Page

                                     PART I


Item 1.     Financial Statements

            Consolidated Balance Sheet as
              of September 30, 2000 (unaudited).............................  2

            Consolidated Statements of Operations
              and Comprehensive Loss for the Three
              Months Ended September 30, 2000 and 1999 (unaudited)..........  3

            Consolidated Statements of Cash Flows
              for the Three Months Ended September 30, 2000
              and 1999 (unaudited)..........................................  4

            Notes to Consolidated Financial Statements .....................  5


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results
               of Operations..................................................7


                                     PART II

Item 1.     Legal Proceedings................................................ 8

Item 2.     Changes In Securities............................................ 8

Item 3.     Defaults Upon Senior Securities.................................. 8

Item 4.     Submission Of Matters To A Vote of Security Holders.............. 8

Item 5.     Other Information................................................ 8

Item 6.     Exhibits And Reports On Form 8-K................................. 8

            Signatures....................................................... 9

                              NuOASIS RESORTS, INC.
                      Condensed Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)




ASSETS
Cash and cash equivalents                                   $     74,000
Other current assets                                               2,000
Investment                                                     4,766,000

   Total current assets                                        4,842,000

Investment                                                       561,000

   Total assets                                             $  5,403,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                            $    243,000
Accrued liabilities                                            1,302,000
Due to affiliates, net                                         1,914,000
Notes payable to CPL                                          10,011,000
Notes payable                                                    100,000
   Total current liabilities                                  13,570,000

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
   24,000,000 shares authorized, issued and outstanding
   (aggregate liquidation value of up to $10,000,000)            240,000
Common stock, $.01 par value; 75,000,000 shares authorized;
  66,914,300 shares issued and outstanding                       669,000
Additional paid-in-capital                                    42,386,000
Common stock subscriptions receivable                            (11,000)
Accumulated deficit                                          (51,451,000)
   Total stockholders' equity (deficit)                       (8,167,000)

   Total liabilities and stockholders' equity (deficit)     $  5,403,000









   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS, INC.

     Condensed Consolidated Statements of Operations and Comprehensive Loss
                           For the Three Months Ended
                     September 30, 2000 and 1999 (Unaudited)




                                                        Three Months Ended
                                                            September 30,
                                                        2000             1999
Revenues                                             $          -   $ 1,731,000

Cost of revenues                                                -     2,136,000

Gross profit (loss)                                             -      (405,000)

Selling, general and administrative expenses              103,000       781,000

Total expenses                                            103,000       781,000

Equity in (loss) of unconsolidated
  subsidiaries                                           (996,000)            -

Loss from operations                                   (1,099,000)   (1,186,000)

Interest income (expense), net                             51,000      (137,000)
Gain on sale of investments                                55,000             -

Loss from continuing operations                          (993,000)   (1,323,000)

Discontinued operations:
  Loss from discontinued operations                        (4,000)            -
  Gain on sale of discontinued operations                 602,000             -

Net loss                                               $ (395,000) $ (1,323,000)

Other comprehensive income (loss):
  Foreign currency translation adjustment                       -        72,000

Comprehensive loss                                     $ (395,000) $  1,251,000)

Basic and diluted net loss per common share                  (.01) $       (.02)

Weighted average common shares
  included in basic and fully diluted
  shares outstanding                                   66,914,300    66,914,300










   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS, INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Three Months Ended
                     September 30, 2000 and 1999 (Unaudited)

                                                        Three Months Ended
                                                            September 30,
                                                         2000          1999
                                                                   C>
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $  (395,000)  $  (1,236,000)

   Adjustments to reconcile net loss to net cash
      (used) provided by operating activities:
   Gain on sale of subsidiary                          (602,000)              -
   Gain on sale of securities                           (55,000)              -
   Depreciation and amortization                              -           2,000
   Increases (decreases) in changes in assets
     and liabilities:
     Accounts receivable                                      -         (64,000)
     Other assets                                             -          (2,000)
     Accounts payable                                    27,000         (26,000)
     Accrued expenses                                  (200,000)        177,000
     Due to affiliates, net                             (92,000)      1,240,000

Net cash (used) provided by operating activities     (1,317,000)         91,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of securities                      152,000               -
  Effect on cash from previously
     consolidated subsidiary                            353,000               -
Net cash provided by investing activities               505,000               -
Foreign currency effect on cash                               -         100,000
Net (decrease) increase in cash                        (812,000)        191,000
Cash and cash equivalents, beginning of period          886,000         121,000
Cash and case equivalents, end of period           $     74,000   $     312,000

Non-cash investing and financing activities:

  Sale of Subsidiary in exchange for relief        $     26,000   $           -
    relief of liabilities












   See accompanying notes to these condensed consolidated financial statements

                             NuOASIS RESORTS, INC.
                    Notes to Condensed Consolidated Financial
                     Statements for the Three Months Ended
                               September 30, 2000

Note 1 - Organization and History

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

Effective September 30, 2000, the Company assigned its interest in Fantastic Foods, Inc.("FFI") to Eurasia Finance and Development Corp. ("Eurasia"), a Company controlled by a director of the Company and President of FFI. In the transaction, Eurasia agreed to assume full responsibility for all liabilities, including any contingent liabilities that might exist and to forgive the Company of its obligation to pay the approximately $628,000 due to FFI. Since 1999, FFI has been inactive, as such there were only minimal results from discontinued operations to report. Primarily due to the forgiveness of debt, the Company recognized a gain on sale of discontinued operations of $602,000.

At June 30, 2000, the Company had an ownership interest in Oasis Resorts International, Inc. ("ORI") that exceeded 50%, and as a result, the Company consolidated the accounts of ORI with its financial statements. During the quarter ended September 30, 2000, the Company disposed of certain of its shares of ORI common stock, and ORI issued additional shares of its common stock to a party other than the Company. These transactions decreased the Company's ownership interest in ORI to approximately 47% at September 30, 2000. Based on this level of ownership interest, and on management's expectation that the Company's ownership interest will continue decreasing in future periods, the accounts of ORI are no longer consolidated in the Company's financial statements.

Note 2 - Basis of Presentation and Principles of Accounting

Going Concern Considerations

The Company has recurring losses from operations, and at September 30, 2000, the Company has a working capital deficit of $8.7 million. Further, the Company's largest asset is an investment in ORI, which requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

1. Assist ORI to acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.2 million dollars of accrued rental payments to Societe Touristique Tunisie-Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. ORI's management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million and has obtained a financing commitment that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful. There are no assurances that the acquisition of the cap Gammarth Complex will be completed.

                             NuOASIS RESORTS, INC.
                    Notes to Condensed Consolidated Financial
                     Statements for the Three Months Ended
                         September 30, 2000 (continued)

2. Should the acquisition of the Cap Gammarth Complex by ORI, not be completed, ORI's management intends to continue to seek a legal reprieve based upon the fact that the parties have been unable to negotiate a long term solution. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel. In the event ORI management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, CWI will in all likelihood lose its rights to operate the Le Palace Hotel.

3. Finally, management intends to pursue collection of its judgment against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"). Management is currently attempting to seek collection by perfecting its claim in the Tunisian courts. Management believes that it will successfully perfect its judgement, which is expected to result in the Company foreclosing on the interest of SALT and the individual defendants' equity ownership of SALT.

There are no assurances that such financing will be consummated on terms favorable to ORI, if at all, nor that the Company will be successful in collecting on its judgment against SALT. No adjustments have been made to the accompanying consolidated financial statements as a result of these uncertainties.

Consolidation

The accompanying consolidated financial statements for the quarter ended September 30, 2000, include the accounts of NuOasis International, Inc. ("NUOI"), the Company's only remaining wholly-owned subsidiary.

The accompanying consolidated financial statements for the quarter ended September 30, 1999, include the accounts of ORI, NUOI, Casino Management of America, Inc. ("CMA"), NuOasis Laughlin, Inc. ("NuLA"), NuOasis Las Vegas, Inc.("NuLV"), NuOasis Properties, Inc. ("NuOP"), ACI Asset Management Inc. ("ACI") and FFI. CMA, NuLA, NuLV, NuOP, and ACI were spun-off in the third quarter of fiscal year 2000.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments

At September 30, 2000, the Company's investments consist of an approximately 47% interest in ORI, and an unspecified interest in either Dragon Sight International Amusement Company ("Dragon") or NewCom, Inc. The ORI investment is accounted for using the equity method of accounting and the Dragon investment is accounted for using the cost method of accounting.

Unaudited Interim Financial Statements

The interim financial data as of September 30, 2000, and for the three months ended September 30, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the three months ended September 30, 2000 and 1999.

                             NuOASIS RESORTS, INC.
                    Notes to Condensed Consolidated Financial
                     Statements for the Three Months Ended
                         September 30, 2000 (continued)

Management of ORI was required to make certain estimates relating to the operations in Tunisia for the three months ended September 30, 2000. While ORI's management is of the opinion these estimates fairly state the results for the period, the actual results may differ materially from those estimates. As ORI is no longer consolidated with the Company, any change in the results will only effect the carrying value of the Company's investment in ORI, as well as the Company's interest in the losses of ORI.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -
         Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

     As a result of ORI no longer being consolidated with the Company, there were no revenues in the first quarter of fiscal 2001. Revenues for the first quarter of fiscal 2000 were $2.0 million which were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

     Total cost of revenues were $1.7 million in the fiscal 2000 first quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs were $103,000 in fiscal 2001 and only related to the Company and NuOI. Selling, general and administrative costs were $853,000 in fiscal 2000 and also included ORI and the operations of the LePalace Hotel

     As a result of the Company's assigning FFI to Eurasia Corp., it recognized a gain on sale of discontinued operations of $602,000. This gain primarily resulted from the Company no longer being liable for amounts due to FFI.

Liquidity and Capital Resources

     The Company's working capital resources during the period ended September 30, 2000 were provided by utilizing the cash on hand at June 30, 2000 and liquidating certain shares of ORI common stock. The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions being provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to liquidate shares of ORI common stock to finance its needs during fiscal 2001. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern. See Notes to Financial Statements for further discussion.

     The Company had a cash balance of approximately $74,000 at September 30, 2000.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

                             NuOASIS RESORTS, INC.
                    Notes to Condensed Consolidated Financial
                     Statements for the Three Months Ended
                         September 30, 2000 (continued)

PART II:     OTHER INFORMATION


Item 1. Legal Proceedings

     The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 2000.

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

                             NuOASIS RESORTS, INC.



Dated: December 31, 2000     By:  /s/ Leonard J. Roman
                                      Leonard J. Roman
                                      Principal Accounting Officer and Director