Form 10QSB
period 2000-03-31
NUOASIS RESORTS INC
filed 2001-01-08
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000                   Commission File No. 0-18377

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

         Common Stock $.01 par 66,914,300 shares as of March 31, 2000.

                              NuOASIS RESORTS INC.
                                      INDEX



                                                                         Page

                                     PART I


Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet
         as of March 31, 2000 (unaudited)................................  1

         Consolidated Condensed Statements of Operations
         for the Three and Nine Months Ended
         March 31, 2000 and 1999 (unaudited).............................  2

         Consolidated Condensed Statements of
         Cash Flows for the Nine Months Ended
         March 31, 2000 and 1999 (unaudited).............................  3

         Notes to Consolidated Condensed
         Financial Statements ...........................................  4


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.................................................... 8


                                     PART II

Item 1.  Legal Proceedings............................................... 11

Item 2.  Changes In Securities........................................... 11

Item 3.  Defaults Upon Senior Securities................................. 11

Item 4.  Submission Of Matters To A Vote Of Security Holders............. 11

Item 5.  Other Information............................................... 11

Item 6.  Exhibits And Reports On Form 8-K................................ 11

         Signatures...................................................... 12

                              NuOASIS RESORTS INC.
                      Condensed Consolidated Balance Sheet
                        As of March 31, 2000 (Unaudited)


ASSETS
Current assets:
 Cash                                                        $   695,000
 Amounts receivable, net                                         412,000
 Inventory                                                       173,000
 Other current assets                                             85,000
     Total current assets                                      1,365,000

Property and equipment, net                                      249,000

Other assets:
 Equity investments                                            2,561,000
 Land held for development                                     3,700,000
 Other                                                           598,000
     Total other assets                                        6,859,000
TOTAL ASSETS                                                 $ 8,473,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                           $ 2,116,000
  Accrued expenses                                             4,439,000
  Due to affiliates, net                                       3,549,000
  Note Payable to Affiliate                                    3,000,000
  Current portion of notes payable                               773,000
     Total current liabilities                                13,877,000

  Notes Payable, net of current portion                        3,356,000

     Total liabilities                                        17,233,000

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
  24,000,000 shares authorized, issued
  and outstanding (aggregate liquidation
  value of up to $10,000,000)                                    240,000
Common stock, $.01 par value; 75,000,000
  shares authorized; 66,914,300 shares
  issued and outstanding                                         669,000
Additional paid-in-capital                                    42,365,000
Common stock subscriptions receivable                           (350,000)
Other comprehensive loss                                         223,000
Accumulated deficit                                          (51,907,000)
     Total stockholders' equity (deficit)                     (8,760,000)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $ 8,473,000



   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Operations
                         for Three and Nine Months Ended
                       March 31, 2000 and 1999 (Unaudited)

                         Three Months Ended          Nine Months Ended
                              March 31,                 March 31,
                           2000         1999        2000          1999
                      (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
Revenue:
 Hotel Rooms
  and Food             $  1,102,000   $   914,000  $  4,309,000  $   3,734,000
 Food Distribution                -             -             -        262,000
   Total revenue          1,102,000       914,000     4,309,000      3,996,000

Cost of Revenue:
 Cost of Hotel
  Rooms and Food          1,449,000     1,188,000     5,075,000      4,108,000
 Cost of food
  distribution                    -             -             -        239,000
   Total cost
    of revenue            1,449,000     1,188,000     5,075,000      4,347,000

Gross (loss)
 profit                    (347,000)     (274,000)     (766,000)      (351,000)

  Depreciation
   and amortization               -        10,000             -         30,000
  Legal and
   professional fees        146,000       294,000       702,000        882,000
  Selling, general
   and administrative
   expenses                 305,000       594,000     1,267,000      1,780,000
    Total operating
     expenses               451,000       898,000     1,969,000      2,692,000

Operating (loss)           (798,000)   (1,172,000)   (2,735,000)    (3,043,000)

Gain on sale
 of investments                   -             -       695,000              -
Interest and
 other expenses, net       (103,000)     (134,000)     (343,000)      (403,000)
                           (103,000)     (134,000)      352,000       (403,000)
Loss from
 continuing operations     (901,000)   (1,306,000)   (2,383,000)    (3,446,000)

Discontinued
 operations:
Loss from operations
 of wholly-owned
 subsidiaries spun
 off to
 stockholders, net
 of income taxes
 of none                     22,000       160,000       123,000       480,000

Net loss               $   (923,000) $ (1,466,000) $ (2,506,000) $ (3,926,000)

Items of other
 comprehensive income:
Foreign currency
 translation
 adjustments                      -        39,000        72,000       116,000

Comprehensive Loss     $   (923,000) $ (1,427,000) $ (2,434,000) $ (3,810,000)

Basic and diluted
 loss per
 common share          $       (.01) $       (.02) $       (.04) $       (.06)

Weighted average
 number of common
 shares outstanding
 used to compute
 basic and diluted
 loss per common
 share                   66,914,300    66,914,300    66,914,300    66,914,300

   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Nine Months Ended
                       March 31, 2000 and 1999 (Unaudited)

                                                         Nine Months
                                                        Ended March 31,
                                                      2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(2,506,000)    $(3,926,000)
  Adjustments to reconcile net loss to net cash
   (used) provided by operating activities:
  Depreciation and amortization                             -          30,000
   Gain on sale of investments                       (695,000)              -
   Increases (decreases) in changes in
    assets and liabilities:
     Accounts receivable                             (433,000)         33,000
     Inventory                                              -          30,000
     Other assets                                     (30,000)         99,000
     Security Deposits                                      -         321,000
     Accounts payable                                 (80,000)        186,000
     Accrued expenses                                 530,000       2,450,000
     Due to/due from affiliates, net                1,705,000         774,000
Net cash (used) provided by operating activities   (1,509,000)         (3,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and furnishings                    -        (147,000)
  Proceeds from sale of assets and investments      2,011,000          27,000
Net cash provided (used) by investing activities    2,011,000        (120,000)
Foreign currency effect on cash                        72,000         116,000
Net increase (decrease) in cash                       574,000          (7,000)
Cash and cash equivalents, beginning of period        121,000         148,000
Cash and cash equivalents, end of period          $   695,000     $   141,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash paid during the period for:
     Interest                                     $         -     $         -

   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)

1.   General

Description of Business

NuOasis Resorts, Inc. (formerly, Nona Morelli's II, Inc.) and its subsidiaries (the "Company"), a Nevada corporation (formerly, a Colorado corporation), operates as a holding company for leisure and entertainment-related businesses. At March 31, 2000, the Company had two wholly-owned subsidiaries and one majority-owned subsidiary engaged in food manufacturing and distribution, casino gaming and hotel management. The activities of the Company's subsidiaries are domestic and international, with existing food manufacturing activities in the United States, and casino gaming and hotel management activities in North Africa.

In February 2000, the Company completed the spinoff of approximately 90% of five of its previously wholly-owned subsidiaries Casino Management of America, Inc. ("CMA"), NuOasis Laughlin, Inc., ("NuLA"), NuOasis Las Vegas, Inc. ("NuLV"), ACI Asset Management Inc. ("ACI") and NuOasis Properties, Inc. ("NuOP"). CMA, NuLA, NuLV, ACI and NuOP are, in substance, shell companies, as they had no significant, non-affiliated assets, liabilities or operations at March 31, 2000 or for the two previous years. The spinoff was effected through the distribution of one share of common stock of each subsidiary for every 10 shares of the Company's outstanding stock payable to the respective NuOasis stockholders of record on June 30, 1999. The shares of each of these companies is restricted and no market is expected to develop until each of the subsidiaries has filed a registration statement on Form 10-SB, and other reports as required. Accordingly, the accompanying consolidated financial statements for the three and nine months ended March 31, 2000 include the results of operations and cash flows from each of the spun-off subsidiaries for the period of July 1, 1999 through the effective date of spin-off of February 4, 2000. As of March 31, 2000, management estimates that the Company owns approximately 10% of the outstanding common stock and 100% of the outstanding preferred stock of each subsidiary, and management has valued these securities at $0 based on the factors described above.

Principles of Consolidation

The March 31, 2000 consolidated financial statements, and references therein to the Company, include the accounts of the Company and its two remaining wholly-owned subsidiaries; NuOasis International, Inc. ("NuOI") and Fantastic Foods International, Inc. ("Fantastic Foods"). NuOI at March 31, 2000 owned approximately 75% of Oasis Resorts, Inc.("ORI") and its majority owned subsidiaries, Cleopatra Palace Resorts and Casinos ("CPRC") 75%, CPRC's 60% owned subsidiary Cleopatra's World, Inc. ("Cleopatra's World" or "CWI"). The operations of CMA, NuLa, NuLV, ACI and NuOP have been included in the Consolidated Statement of Operations through February 4, 2000, the effective date of their spinoff.

In connection with its acquisition of CPRC, ORI issued 1,363,450 shares of ORI common stock, common stock purchase warrants representing the right to acquire 7,200,000 shares at $30.00 per share, and promissory notes with an aggregate face value of $180 million to NuOI. At the time of the transaction, ORI had no ability to repay the notes, and therefore, the notes had an estimated fair value

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)

1.   General (continued)

substantially less than the face value at the date of issuance. Based on the estimated enterprise value of ORI at the date of the acquisition of approximately $16.6 million, management valued the debt at $7 million. On November 15, 1999, management of ORI agreed to extinguish this debt and cancel the 7,200,000 warrants for the issuance of an additional 8,111,240 shares of ORI common stock.

All material intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Considerations

The Company has recurring losses from operations, and at March 31, 2000, the Company had a working capital deficit of $14 million. The Company requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel & Resort and the Cleopatra Cap Gammarth Casino, as well as service certain past-due trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth Casino due to delays in the completion of the project by the owner. The Company has received a judgment totaling approximately $292 million against Societe D'Animation et de Loisirs Touristique, a Tunisian corporation ("SALT"), the ultimate collectibility of which is unknown. The Company is a defendant in a matter initiated by the owners of the Le Palace Hotel & Resort for unpaid rents.

As to any future projects undertaken by the Company, NuOI, CPRC or Cleopatra's World, additional project financing will be required. Capital investments may include all or some of the following: acquisition and development of land, acquisition of leasehold investments and contract rights, and construction of other facilities. In connection with development activities relating to potential acquisitions or new jurisdictions, the Company also makes expenditures for professional services which are expenses as incurred. The Company's financing requirements depend upon actual development costs, the amounts and timing of such expenditures, the amount of available cash flow from operations, the availability of other financing arrangements including selling equity securities, and selling or borrowing against assets (including current facilities). The Company may also consider strategic combinations or alliances. Although there can be no assurance that the Company can effectuate any of the financing strategies discussed above, the Company believes that if it determines to seek any additional licenses to operate gaming or permits to conduct hotel operations in other jurisdictions, it will be able to raise sufficient capital to pursue its strategic plan.

In December 1998, the Hammamet Casino opened. The Company financed the completion and opening of the Hammamet Casino through a financing agreement with Cedric International Company Inc., a Panamanian corporation ("Cedric") pursuant to which the Company and Cedric each agreed to contribute $1.5 million to the capital of Cleopatra Hammamet. The Company pledged its rights to equity interests in Hammamet to Cedric to secure the certain loans and investment by Cedric. The Company and Cedric agreed that Cedric would return such interest when, and if, the Company reimbursed Cedric for all funds advanced prior to the first anniversary date of the agreement (on an all-or-nothing basis), plus interest at the rate of

                              NuOASIS RESORTS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)

1.   General (continued)

15% per annum. The Company did not reimburse Cedric, due to sustained losses at the Hammamet Casino, and in December 1999, the Company forfeited its right to reacquire its interest in Cleopatra Hammamet. Accordingly, the Company impaired its interest in Cleopatra Hammamet.

If for any reason, CPRC or Cleopatra's World are unable to borrow or otherwise meet their commitments under current agreements to provide the furniture, fixtures, equipment and working capital to open the Cap Gammarth Casino, or acquire and develop future casino gaming and hotel management projects, the Company may be required to intercede and seek to provide the requisite financing and working capital, or be forced to sell all or a portion of the respective interests, or lose the respective rights to the projects and properties entirely.

Unaudited Interim Financial Statements

The interim financial data as of March 31, 2000, and for the three and nine months ended March 31, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the three and nine months ended March 31, 2000 and 1999.

2.  Legal Proceedings

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

STTG Arbitration

The Company is also a party to arbitration with STTG due to significant delays in completing the Le Palace Hotel. Through March 31, 2000, the Company has not paid rent to STTG in connection with the related lease arrangement. However, the Company has purchased equipment and has paid opening costs of approximately $1.8 million, which were the responsibility of STTG. In the third quarter of fiscal 2000, STTG received an arbitration award for calendar 1998 and 1997 rental payments, net of amounts expended by the Company.

As a result, the accompanying financial statements include an estimate for rent at the Hotel based upon the arbitration award.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)

2.   Legal Proceedings (continued)

Group V/Monterosso Litigation

In November 1998, Group V Corporation and Joe Monterosso filed a claim against the Company in connection with the purchase of securities from the Company alleging material misrepresentation ("Group V Litigation"). In July 1999, the Company filed a cross complaint against Group V Corporation and Joe Monterosso. The trial date for the action is currently set for March 2001. Management believes the suit lacks substantial merit and plans to vigorously defend against the complaint and pursue the cross complaint.

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


3.  Subsequent Event

At March 31, 2000, the Company had an ownership interest in Oasis Resorts International, Inc. ("ORI") that exceeded 50%, and as a result, the Company consolidated the accounts of ORI with its financial statements. During the quarter ended September 30, 2000, the Company disposed of certain of its shares of ORI common stock, and ORI issued additional shares of its common stock to a party other than the Company. These transactions decreased the Company's ownership interest in ORI to approximately 47% at September 30, 2000.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Going Concern

The Company's working capital resources during the period ended March 31,2000 were provided by utilizing the cash on hand at June 30, 1999, and cash generated from the operations of the Le Palace Hotel and the sale of investments. The Company has experienced recurring net losses, has limited liquid resources, and significant negative working capital.

Management's intent is to continue searching for additional sources of capital and, in the case of NuOI, new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions will be provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 2000. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Results of Operations -
  Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Revenues for the third quarter of fiscal 2000 were $1.1 million which was $.2 million greater than the revenues of the fiscal 1999 third quarter. This increase in revenue was entirely due to the operations of the Le Palace Hotel, Tunisia. Although revenues have increased, to date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $1.4 million in the current quarter compared to $1.2 million in the fiscal 1999 third quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs decreased $289,000 as a result of cost cutting measures.

Legal and professional fees decreased in the third quarter of fiscal 2000 from $294,000 to $146,000 due to both legal costs incurred in connection with the SALT litigation in fiscal 1999 and the use of consultants associated with the operations in Tunisia of the LePalace Hotel in fiscal 1999.

Interest expense, net decreased $31,000 from the fiscal 1999 quarter due to principal payments on outstanding notes payable.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Revenues for the first nine months of fiscal 2000 were $4.3 million which is $.3 million greater than the first nine months of fiscal 1999. The revenues in fiscal 2000 were entirely due to the operations of the Le Palace Hotel Tunisia, while the fiscal 1999 period included $.3 millon related to food distribution.

Total cost of revenues were $5.1 million in the current nine months compared to $4.3 million in the first nine months of fiscal 1999. The increase is due to additional rent incurred by the LePalace Hotel.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (continued)

Selling, general and administrative costs decreased $513,000. The fiscal 1999 period included significant expenses associated with the December 1997 opening of the LePalace Hotel and $.2 million of costs related to food distribution.

Legal and professional fees decreased in the fiscal 2000 period from $882,000 in fiscal 1999 to $702,000 due to both legal costs incurred in connection with the SALT litigation in fiscal 1999 and the use of consultants associated with the operations in Tunisia of the LePalace Hotel in fiscal 1999.

Interest expense, net in fiscal 2000 decreased $60,000 from the fiscal 1999 period due to principal payments on outstanding notes payable.

During the fiscal 2000 period the Company recognized a gain on sale of investments of $695,000. This gain resulted primarily from sales of investments by NuOI.

Discontinued Operations

Discontinued operations represent the results of operations from the five subsidiaries that were 90% spun off to shareholders in February 2000. The losses from discontinued operations reported were principally comprised of accrued but unpaid advisory fees to an affiliated entity. The reduction in the reported losses in fiscal 2000 from fiscal 1999 is entirely due to an amendment to the advisory agreements reducing the monthly fee.

Liquidity and Capital Resources

The Company has recurring losses from operations and requires approximately $5 million of immediate working capital to complete the final phase of construction of the Le Palace Hotel and Resort and the Cleopatra Cap Gammath Casino and service certain trade creditors. The Company will require additional capital to meet obligations of the hotel and casino as they become due during the next 12 months. The Company is currently a plaintiff in litigation with the owners of the Cleopatra Cap Gammarth casino due to delays in the completion of the projects by the owner. The Company has received a judgment totaling approximately $300 million, the ultimate collectibility of which is unknown. The Company is a party to arbitration in a matter initiated by the owners of the Le Palace Hotel and Resort for rents unpaid by the Company. The Company also requires approximately $70 million to continue the development of its gaming facility in Oasis, Nevada, and may be subject to foreclosure proceedings in the event the Company is unable to raise the financing necessary to complete the project. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include obtaining sources of capital to complete the projects, pay its trade creditors and its past-due rents. Meanwhile, the Company will attempt to perfect its judgment against the landlords of the Cleoparta Cap Gammarth Casino. There are no assurances that such financing will be consummated on terms favorable to the Company, if at all, nor that the Company will be successful in collecting on its judgment against the owners of the Cleopatra Cap Gammarth Casino.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of March 31, 2000, the Company had a working capital deficit of $14 million, which is approximately $1.4 million greater than the deficit at June 30,1999. The Company has currently been accruing the rent due on the Le Palace Hotel & Casino and the resulting cash from operations has been funding its cash needs.

The Company had a cash balance of approximately $695,000 at March 31, 2000. The limited cash balance is a direct result of the Company having limited operations during the quarter. The increase in cash is due to NuOI selling certain investments for cash.

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

                                   NuOASIS RESORTS INC.



Dated: January 4, 2001             By:    /s/  Leonard J. Roman
                                               Leonard J. Roman
                                               Director and Chief
                                               Financial Officer