Form 10QSB
period 2000-12-31
NUOASIS RESORTS INC
filed 2001-02-20
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2000                Commission File No. 0-18377

                              NuOASIS RESORTS INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                            84-1126818
(State or other jurisdiction
 of incorporation or organization)     (I.R.S. Employer Identification Number)



4695 MacArthur Court, Suite 530, Newport Beach, CA                   92660
   (Address of principal executive offices)                         (Zip Code)

                                 (949) 833-5381
              (Registrant's telephone number, including area code)

4695 MacArthur Court, Suite 1450, Newport Beach, CA          N/A
  (Former Address, if changed since last report)      (Former Zip Code, if
                                                      changed since last report)

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

     Common Stock $.01 par; 66,914,300 shares as of February 15, 2001

                              NuOASIS RESORTS INC.
                                      INDEX



                                                                          Page

                                     PART I


Item 1.     Financial Statements

            Consolidated Balance Sheet as of
              December 31, 2000 (unaudited)................................  1

            Consolidated Statements of Operations
              for the Three and Six Months Ended
              December 31, 2000 and 1999 (unaudited).......................  2

            Consolidated Statements of Cash Flows for the
              Six Months Ended December 31, 2000
              and 1999 (unaudited).........................................  3

            Notes to Consolidated Financial Statements ....................  4


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 6


                                     PART II

Item 1.     Legal Proceedings............................................... 8

Item 2.     Changes In Securities........................................... 8

Item 3.     Defaults Upon Senior Securities................................. 8

Item 4.     Submission Of Matters To A Vote Of Security Holders............. 8

Item 5.     Other Information............................................... 8

Item 6.     Exhibits And Reports On Form 8-K................................ 8

            Signatures.....................................................  9

                              NuOASIS RESORTS, INC.
                      Condensed Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)




ASSETS
Cash and cash equivalents                                   $    325,000
Other current assets                                              82,000
Investments                                                    4,457,000

   Total current assets                                        4,864,000

Investments                                                      561,000

   Total assets                                             $  5,425,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                            $    217,000
Accrued liabilities                                            1,302,000
Due to affiliates, net                                         2,220,000
Notes payable to CPL                                          10,011,000
Notes payable                                                    100,000

   Total current liabilities                                  13,850,000

Commitments and contingencies (Note 2)

Stockholders' equity (deficit):
Preferred stock, Series D, $.01 par value;
   24,000,000 shares authorized, issued and outstanding
   (aggregate liquidation value of up to $10,000,000)            240,000
Common stock, $.01 par value; 75,000,000 shares authorized;
   66,914,300 shares issued and outstanding                      669,000
Additional paid-in-capital                                    42,386,000
Common stock subscriptions receivable                            (11,000)
Accumulated deficit                                          (51,709,000)

   Total stockholders' equity (deficit)                       (8,425,000)

   Total liabilities and stockholders' equity (deficit)     $  5,425,000







   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Operations
                         for Three and Six Months Ended
                     December 31, 2000 and 1999 (Unaudited)


                               Three Months Ended         Six Months Ended
                                 December 31,               December 31,
                              2000        1999           2000       1999


Revenues                    $        -  $ 1,476,000   $         -  $  3,207,000

Cost of Revenues                     -    1,490,000             -     3,626,000

Gross (loss) profit                  -      (14,000)            -      (419,000)

Selling, general and
  administrative expenses       45,000      838,000       147,000     1,619,000

Total expenses                  45,000      838,000       147,000     1,619,000

Equity in (loss) of
  unconsolidated
  subsidiaries                (126,000)           -    (1,122,000)            -

Loss from operations          (171,000)    (852,000)   (1,269,000)   (2,038,000)

(Loss) gain on sale of
  investments                  (89,000)     695,000       (35,000)      695,000

Interest income (expense), net   3,000     (103,000)       54,000      (240,000)
                               (86,000)     592,000        19,000      (455,000)
Loss from continuing
  operations                  (257,000)    (260,000)   (1,250,000)   (1,583,000)

Discontinued operations:
  Loss from discontinued
   operations                        -            -        (4,000)           -
  Gain on sale of discontinued
   operations                        -            -        602,000            -

Net (loss)                    (257,000)    (260,000)      (652,000)  (1,583,000)

Other comprehensive income:
  Foreign currency
   translation adjustments           -  $         -   $         -  $     72,000

Comprehensive loss          $ (257,000) $  (260,000)  $  (652,000) $ (1,511,000)

Basic and diluted loss
  per common
  share                     $     (.00) $      (.00)  $      (.01) $       (.02)

Weighted average number of
  common shares
  outstanding used to
  compute
  basic and diluted loss per
  common share              66,914,300   66,914,300    66,914,300    66,914,300











   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                            for the Six Months Ended
                     December 31, 2000 and 1999 (Unaudited)


                                                  Six Months
                                               Ended December 31,
                                                  2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (652,000)     $ (1,583,000)

  Adjustments to reconcile net loss
   to net cash provided (used) provided
   by operating activities:
  Gain on sale of subsidiary                      (602,000)                -
  Loss on sale of securities                        35,000                 -
  Equity in losses of equity
   method investments                            1,122,000                 -
  Increases (decreases) in changes in
   assets and liabilities:
     Accounts receivable, and other assets        (82,000)           204,000
     Accounts payable                               1,000            260,000
     Accrued expenses                            (200,000)           253,000
     Due to affiliates, net                       271,000            919,000

Net cash (used) provided by
     operating activities                        (107,000)            53,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets and
   investments                                    245,000            601,000
  Effect on cash of previously
   consolidated subsidiary                       (699,000)                 -

Net cash provided (used) by investing
   activities                                    (454,000)           601,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances to STTG                                       -           (200,000)

Net cash (used) by financing activities                 -           (200,000)

Foreign currency effect on cash                         -             72,000

Net (decrease) increase in cash                  (561,000)           382,000

Cash and cash equivalents, beginning of period    886,000            121,000

Cash and cash equivalents, end of period        $ 325,000       $    503,000










   See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (Unaudited)

Note 1 - Organization and History

NuOasis Resorts, Inc. (the "Company" or "Resorts") was incorporated in Colorado on February 6, 1989 and became public in 1990. In January 1998, the Company was re-incorporated in the state of Nevada. Through subsidiaries, the Company invests in companies that lease, manage and operate hotels, legalized gaming casinos, and related operations. Prior to fiscal 2000, the Company manufactured and distributed specialty food products.

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

At June 30, 2000, the Company had an ownership interest in Oasis Resorts International, Inc. ("ORI") that exceeded 50%, and as a result, the Company consolidated the accounts of ORI with its financial statements. During the quarter ended September 30, 2000, the Company disposed of certain of its shares of ORI common stock, and ORI issued additional shares of its common stock to a party other than the Company. These transactions decreased the Company's ownership interest in ORI to approximately 47% at September 30, 2000. Based on this level of ownership interest, and on management's expectation that the Company's ownership interest will continue decreasing in future periods, the accounts of ORI are no longer consolidated in the Company's financial statements. At December 31, 2000, the Company owned approximately 17% of ORI which it accounts for on the equity method.

Note 2 - Basis of Presentation and Principles of Accounting

Going Concern Considerations

The Company has recurring losses from operations, and at December 31, 2000, the Company has a working capital deficit of $9.0 million. Further, the Company's largest asset is an investment in ORI, which requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

1. Assist ORI to acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.2 million dollars of accrued rental payments to Societe Touristique Tunisie-Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. ORI's management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million and had obtained a financing commitment prior to making the offer that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. Management has been informed that STTG has accepted the offer but no acknowledge of acceptance has been received. Accordingly, the related purchase and financing commitment have yet to be finalized. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful. There are no assurances that the acquisition of the cap Gammarth Complex will be completed.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (Unaudited)

Note 2 - Basis of Presentation and Principles of Accounting (continued)

2. Should the acquisition of the Cap Gammarth Complex by ORI not be completed, ORI's management intends to continue to seek a legal reprieve based upon the fact that the parties have been unable to negotiate a long term solution. The Lessor is currently seeking an injunction to remove CWI from the Le Palace Hotel. In the event ORI management is unsuccessful in its arbitration or legal actions, or fails to pay the past-due rent payments, CWI will in all likelihood lose its rights to operate the Le Palace Hotel.

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

Consolidation

The accompanying consolidated financial statements for the three and six months ended December 31, 2000, include the accounts of the Company and NuOasis International, Inc. ("NUOI"), the Company's only remaining wholly-owned subsidiary.

The accompanying consolidated financial statements for the three and six months ended December 31, 1999, include the accounts of ORI, NUOI, Casino Management of America, Inc. ("CMA"), NuOasis Laughlin, Inc. ("NuLA"), NuOasis Las Vegas, Inc.("NuLV"), NuOasis Properties, Inc. ("NuOP"), ACI Asset Management Inc.("ACI") and FFI. CMA, NuLa, NuLV, NuOP, and ACI were spun-off in the third quarter of fiscal year 2000.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments

At December 31, 2000, the Company's investments consist of an approximately 17% interest in ORI, and an unspecified interest in either Dragon Sight International Amusement Company ("Dragon") or NewCom, Inc. The ORI investment is accounted for using the equity method of accounting and the Dragon investment is accounted for using the cost method of accounting. As of December 31, 2000, the Company's investment in ORI exceeds the underlying equity of ORI, which is a deficit of $1.0 million. The value of the Company's shares of ORI common stock would be approximately $365,000 based on the December 31, 2000 closing price of ORI.

Unaudited Interim Financial Statements

The interim financial data as of December 31, 2000, and for the three and six months ended December 31, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2000, and the results of its operations and cash flows for the three and six months ended December 31, 2000 and 1999.

Management of ORI received certain limited information regarding the Tunisian operations which information was used to prepare the financial statements for the six months ended December 31, 2000. While ORI's management is of the opinion the financial statements fairly state the results for the period, the actual results may differ materially from the financial information received. As ORI is no longer consolidated with the Company, any change in the results will only effect the carrying value of the Company's investment in ORI, as well as the Company's interest in the losses of ORI.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -

Six Months Ended December 31, 2000 Compared to Six Months Ended
December 31, 1999

As a result of ORI no longer being consolidated with the Company, there were no revenues in the first six months of fiscal 2001. Revenues for the first half of fiscal 2000 were $3.2 million which were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $3.6 million in the fiscal 2000 first six months. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs were $147,000 in fiscal 2001, consisting primarily of legal, accounting and advisory fees and only related to the Company and NuOI. Selling, general and administrative costs were $1.6 million in fiscal 2000 and also included ORI and the operations of the LePalace Hotel.

During the first six months of fiscal 2001, the Company realized a loss in the equity in earnings of of unconsolidated subsidiaries of $1.1 million. This loss due entirely to the Company's approximate 50% interest in ORI in the first Quarter of fiscal 2001 and 17% interest in ORI in the second Quarter of fiscal 2001. During fiscal 2001, ORI impaired certain assets due to declines in market value.

During the first half of fiscal 2001, NuOI sold 267,000 shares of ORI common stock for $245,000 and recorded a loss on sale of securities of $35,000.

As a result of the Company's assigning FFI to Eurasia Corp., it recognized a gain on sale of discontinued operations of $602,000. This gain primarily resulted from the Company no longer being liable for amounts due to FFI.

Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999

As a result of ORI no longer being consolidated with the Company, there were no revenues in the first quarter of fiscal 2001. Revenues for the second quarter of fiscal 2000 were $1.5 million which were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $1.5 million in the fiscal 2000 second quarter. Only minimal expenditures are being made to operate the hotel. Selling, general and administrative costs were $45,000 in fiscal 2001, consisting primarily of legal, accounting and advisory fees and only related to the Company and NuOI. Selling, general and administrative costs were $838,000 in fiscal 2000 and also included ORI and the operations of the LePalace Hotel.

During the second quarter of fiscal 2001, the Company realized a loss in the equity in earnings of unconsolidated subsidiaries of $126,000. This loss due entirely to the Company's approximate 17% interest in ORI in the second Quarter of fiscal 2001. During the second quarter of fiscal 2001, ORI recorded an additional impairment of $150,000 on certain assets due to declines in market value.

During the second quarter of fiscal 2001, NuOI sold 174,000 shares of ORI common stock for $94,000 and recorded a loss on sale of securities of $89,000.

Quarter Ended December 31, 2000 Compared to Quarter Ended
December 31, 1999 (continued)

As a result of the Company's assigning FFI to Eurasia Corp., it recognized a gain on sale of discontinued operations of $602,000. This gain primarily resulted from the Company no longer being liable for amounts due to FFI.

Liquidity and Capital Resources

The Company's working capital resources during the period ended December 31, 2000 were provided by utilizing the cash on hand at June 30, 2000 and liquidating certain shares of ORI common stock. The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions being provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to liquidate shares of ORI common stock to finance its needs during fiscal 2001. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern. See Notes to Financial Statements for further discussion.

The Company had a cash balance of approximately $325,000 at December 31, 2000.

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

                               NuOASIS RESORTS INC.



Dated: February 20, 2001       By:  /s/  Leonard J. Roman
                                         Leonard J. Roman
                                         Chief Financial Officer and Director