Form 10QSB
period 2001-03-31
NUOASIS RESORTS INC
filed 2001-05-21
CIK 848296

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001                    Commission File No. 0-18377

                          NuOASIS RESORTS INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                                84-1126818
State or other jurisdiction of incorporation
or organization)                         (I.R.S. Employer Identification Number)



4695 MacArthur Court, Suite 1450, Newport Beach, CA                    92660
(Address of principal executive offices)                             (Zip Code)

                                 (949) 833-5381
              (Registrant's telephone number, including area code)

4695 MacArthur Court, Suite 530, Newport Beach, CA                     N/A
(Former Address, if changed since last report)                Former Zip Code,
                                                   if changed since last report)

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

     Common Stock $.01 par; 66,914,300 shares as of May 15, 2001

                              NuOASIS RESORTS INC.
                                      INDEX
                                                                           Page

                                     PART I


Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2001 (unaudited)         1

         Consolidated Statements of Operations
         for the Three and Nine Months Ended March 31, 2001
         and 2000 (unaudited)                                                2

         Consolidated Statements of Cash Flows for the Nine Months Ended
         March 31, 2001 and 2000 (unaudited)                                 3

         Notes to Consolidated Financial Statements                          4


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


                                     PART II

Item 1.  Legal Proceedings                                                   9

Item 2.  Changes In Securities                                               9

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission Of Matters To A Vote Of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits And Reports On Form 8-K                                    9


         Signatures                                                         10

                              NuOASIS RESORTS, INC.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2001
                                   (Unaudited)



  ASSETS
  Cash and cash equivalents                                    $      7,000
  Other current assets                                              240,000
  Investments                                                     3,684,000

     Total current assets                                         3,931,000

  Investments                                                       561,000

    Total assets                                               $  4,492,000

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Accounts payable                                             $    242,000
  Accrued liabilities                                             1,302,000
  Due to affiliates, net                                          2,201,000
  Notes payable to CPL                                           10,012,000
  Notes payable                                                     122,000

     Total current liabilities                                   13,879,000

  Commitments and contingencies (Note 2)
  Stockholders' equity (deficit):
  Preferred stock, Series D, $.01 par value;
     24,000,000 shares authorized, issued and outstanding
     (aggregate liquidation value of up to $10,000,000)             240,000
  Common stock, $.01 par value; 75,000,000 shares authorized;
     66,914,300 shares issued and outstanding                       669,000
  Additional paid-in-capital                                     42,386,000
  Common stock subscriptions receivable                             (11,000)
  Accumulated deficit                                           (52,671,000)

     Total stockholders' equity (deficit)                        (9,387,000)

     Total liabilities and stockholders' equity (deficit)      $  4,492,000






  See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
                 Condensed Consolidated Statements of Operations
                         for Three and Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)

                                 Three Months Ended         Nine Months Ended
                                      March 31,                 March 31,
                                  2001         2000         2001         2000

Revenues                     $         -  $ 1,102,000  $         -  $ 4,309,000

Cost of Revenues                       -    1,449,000            -    5,075,000

Gross (loss) profit                    -     (347,000)           -     (766,000)

Selling, general and
  administrative expenses        276,000      473,000      424,000    2,092,000

Total expenses                   276,000     (820,000)     424,000    2,858,000

Equity in (loss) of
  unconsolidated
  subsidiaries                  (773,000)           -   (1,895,000)           -

Loss from operations          (1,049,000)    (820,000)  (2,319,000)  (2,858,000)

(Loss) gain on sale of
  investments                     22,000            -      (12,000)     695,000
Interest income (expense),
  net                             65,000     (103,000)     119,000     (343,000)
                                  87,000     (103,000)     107,000      352,000
Loss from continuing
  operations                    (962,000)    (923,000)  (2,212,000)  (2,506,000)

Discontinued operations:
  Loss from discontinued
    operations                         -            -       (4,000)           -
  Gain on sale of discontinued
    operations                         -            -      602,000            -

Net (loss)                      (962,000)    (923,000)  (1,614,000)  (2,506,000)
Other comprehensive income:
  Foreign currency translation
  adjustments                $         -  $         -  $         -  $    72,000
Comprehensive loss           $  (962,000) $  (923,000) $(1,614,000) $(2,434,000)
Basic and diluted loss
  per common share           $      (.01) $      (.01) $      (.02) $      (.04)
Weighted average number
  of common shares outstanding
  used to compute basic and
  diluted loss per common
  share                       66,914,300   66,914,300   66,914,300   66,914,300



  See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS, INC.
                             Condensed Consolidated
                            Statements of Cash Flows
                           for the Nine Months Ended
                       March 31, 2001 and 2000 (Unaudited)


                                                              Nine Months
                                                            Ended March 31,
                                                         2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (1,614,000)  $ (2,506,000)
 Adjustments to reconcile net loss to net cash
   (used) by operating activities:
 Gain on sale of subsidiary                             (602,000)             -
 Loss (gain) on sale of securities                        12,000       (695,000)
 Equity in losses of equity method investments         1,895,000              -
 Increases (decreases) in changes in assets
  and liabilities:
     Accounts receivable, and other assets              (239,000)      (463,000)
     Accounts payable                                     27,000        (80,000)
     Accrued expenses                                   (200,000)       530,000
     Due to affiliates, net                              251,000      1,705,000
Net cash (used) by operating activities                 (470,000)    (1,509,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets and investments           268,000      2,011,000
  Effect on cash of previously consolidated
    subsidiary                                          (699,000)             -
Net cash (used) provided by investing activities        (431,000)     2,011,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable                                 22,000              -
Net cash provided by financing activities                 22,000              -

Foreign currency effect on cash                                -         72,000
Net (decrease) increase in cash                         (879,000)       574,000

Cash and cash equivalents, beginning of period           886,000        121,000

Cash and cash equivalents, end of period            $      7,000   $    695,000





 See accompanying notes to these condensed consolidated financial statements

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)

Note 1 - Organization and History

NuOasis Resorts, Inc. (the "Company" or "Resorts") was incorporated in Colorado on February 6, 1989 and became public in 1990. In January 1998, the Company was re-incorporated in the state of Nevada. Through subsidiaries, the Company invests in companies that lease, manage and operate hotels, legalized gaming casinos, and related operations. Prior to fiscal 2000, the Company also manufactured and distributed specialty food products.

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

At June 30, 2000, the Company had an ownership interest in Oasis Resorts International, Inc. ("ORI") that exceeded 50%, and as a result, the Company consolidated the accounts of ORI with its financial statements. During the quarter ended September 30, 2000, the Company disposed of certain of its shares of ORI common stock, and ORI issued additional shares of its common stock to a party other than the Company. These transactions decreased the Company's ownership interest in ORI to approximately 47% at September 30, 2000. Based on this level of ownership interest, and on management's expectation that the Company's ownership interest will continue decreasing in future periods, the accounts of ORI are no longer consolidated with the Company's financial statements. At March 31, 2001, the Company owned approximately 45% of ORI which it accounts for on the equity method.

Note 2 - Basis of Presentation and Principles of Accounting

Going Concern Considerations

The Company has recurring losses from operations, and at March 31, 2001, the Company has a working capital deficit of $9.9 million. Further, the Company's largest asset is an investment in ORI, which requires approximately $6 million of immediate working capital to service certain past-due trade creditors of the Le Palace Hotel & Resort and it will require significant amounts of additional capital to meet obligations as they become due during the next 12 months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are as follows:

     1. Assist ORI to acquire the Le Palace Hotel and the adjacent complex in Cap Gammarth (collectively the "Cap Gammarth Complex"), which excludes the Cap Gammarth Casino. By acquiring the property, management expects to eliminate approximately $4.8 million dollars of accrued rental payments to Societe Touristique Tunisie-Golfe ("STTG" or "Lessor") for operation of the Le Palace Hotel. ORI's management has tendered an offer to acquire the Cap Gammarth Complex for approximately $18.0 million and had obtained a financing commitment prior to making the offer that it believes is adequate to fund the acquisition of and complete the development of this real property, as well as pursue the acquisition of similar properties. Management has been informed that STTG has accepted the offer but no acknowledge of acceptance has been received. Accordingly, the related purchase and financing commitment have yet to be finalized. The Le Palace Hotel currently is generating positive cash flow before the accrual of rent. Management believes that the cash flow from operations will be sufficient to service the current operating liabilities if the acquisition is successful. There are no assurances that the acquisition of the cap Gammarth Complex will be completed.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)

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

Consolidation

The accompanying consolidated financial statements for the three and nine months ended March 31, 2001, include the accounts of the Company and NuOasis International, Inc. ("NUOI"), the Company's only remaining wholly-owned subsidiary.

The accompanying consolidated financial statements for the three and nine months ended March 31, 2000, include the accounts of ORI, NUOI, Casino Management of America, Inc. ("CMA"), NuOasis Laughlin, Inc. ("NuLA"), NuOasis Las Vegas, Inc.("NuLV"), NuOasis Properties, Inc. ("NuOP"), ACI Asset Management Inc.("ACI") and FFI. CMA, NuLa, NuLV, NuOP, and ACI were spun-off in the third quarter of fiscal year 2000.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments

At March 31, 2001, the Company's investments consist of an approximately 45% interest in ORI, and an unspecified interest in either Dragon Sight International Amusement Company ("Dragon") or NewCom, Inc. The ORI investment is accounted for using the equity method of accounting and the Dragon investment is accounted for using the cost method of accounting. As of March 31, 2001, the Company's investment in ORI exceeds the underlying equity of ORI, which is a deficit of $2.4 million. The value of the Company's shares of ORI common stock is $269,000 based on the March 31, 2001 closing price of ORI.

Unaudited Interim Financial Statements

The interim financial data as of March 31, 2001, and for the three and nine months ended March 31, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the three and nine months ended March 31, 2001 and 2000.

                              NuOASIS RESORTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)

Note 2 - Basis of Presentation and Principles of Accounting (continued)

Unaudited Interim Financial Statements - continued

Management of ORI received certain limited information regarding the Tunisian operations which information was used to prepare the financial statements for the nine months ended March 31, 2001. While ORI's management is of the opinion the financial statements fairly state the results for the period, the actual results may differ materially from the financial information received. As ORI is no longer consolidated with the Company, any change in the results will only effect the carrying value of the Company's investment in ORI, as well as the Company's interest in the losses of ORI.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Results of Operations -

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

As a result of ORI no longer being consolidated with the Company, there were no revenues in the first nine months of fiscal 2001. Revenues for the first nine months of fiscal 2000 were $4.3 million which were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

Total cost of revenues were $5.1 million in the fiscal 2000 first nine months. Management believes that only essential expenditures are being made to operate the hotel. Selling, general and administrative costs were $424,000 in fiscal 2001, consisting primarily of legal, accounting and advisory fees only related to the Company and NuOI. Selling, general and administrative costs were $2.1 million in fiscal 2000 and also included ORI and the operations of the LePalace Hotel.

During the first nine months of fiscal 2001, the Company realized a loss in the equity in earnings of unconsolidated subsidiaries of $1.9 million. This loss is due entirely to the Company's approximate 50% interest in ORI during the nine months of fiscal 2001. During fiscal 2001, ORI impaired certain assets due to declines in market value.

During the first half of fiscal 2001, NuOI sold 267,000 shares of ORI common stock for $245,000 and recorded a loss on sale of securities of $35,000. The Company also sold 4,000 shares of a related company's stock for a gain of $22,000. The net loss on the sale of securities for the fiscal year to date is $12,000.

The Company has a $550,000, 8 percent per annum, note receivable from ORI. During the fiscal year to date, $48,700 of interest was accrued on this note. The Company also has several notes receivable outstanding from an officer of the Company, all of which bear an interest rate of 8 percent per annum. During the fiscal year to date, the Company has accrued $53,700 in interest on these notes.

As a result of the Company's assigning FFI to Eurasia Corp., it recognized a gain on sale of discontinued operations of $602,000. This gain primarily resulted from the Company no longer being liable for amounts due to FFI.

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

As a result of ORI no longer being consolidated with the Company, there were no revenues in the third quarter of fiscal 2001. Revenues for the third quarter of fiscal 2000 were $1.1 million which were entirely due to the operations of the Le Palace Hotel Tunisia. To date, the hotel has not been able to realize its potential due the failure of the developer to complete certain amenities at the hotel, the Cap Gammarth Casino and the surrounding properties associated with the complex.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total cost of revenues were $1.5 million in the fiscal 2000 third quarter. Management believes that only essential expenditures are being made to operate the hotel. Selling, general and administrative costs were $276,000 for the third quarter of fiscal 2001, consisting primarily of legal, accounting and advisory fees only related to the Company and NuOI. Selling, general and administrative costs were $473,000 in the third quarter of fiscal 2000 and also included ORI and the operations of the LePalace Hotel.

During the third quarter of fiscal 2001, the Company realized a loss in the equity in earnings of unconsolidated subsidiaries of $773,000. This loss was due entirely to the Company's approximate 45% interest in ORI in the third quarter of fiscal 2001.

During the third quarter of fiscal 2001, the Company sold 4,000 shares of a related company's stock for a gain of $22,000.

The Company has a $550,000, 8 percent per annum, note receivable from ORI. During the quarter, $48,700 of interest was accrued on this note, a portion of which related to prior quarters. The Company also has several notes receivable outstanding from an officer of the Company, all of which bear an interest rate of 8 percent per annum. During the third quarter, the Company has accrued $14,900 in interest on these notes.

Liquidity and Capital Resources

The Company's working capital requirements during the period ended March 31, 2001 were provided by utilizing the cash on hand at June 30, 2000, liquidating certain investments, and borrowing additional funds from related parties. The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and new casino gaming and hotel management opportunities. In the interim, the Company intends to continue operating with minimal overhead and key administrative functions being provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to liquidate shares of ORI common stock to finance its needs during fiscal 2001 and beyond. The Company, during fiscal 2001, has received financial support from Newbridge Capital, Inc.("Newbridge") in the form of loans amounting to approximately $260,000. It is uncertain whether Newbridge will continue to provide financial support in the future and it may have to repay Newbridge by issuing shares of its common stock. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern. See Notes to Financial Statements for further discussion.

The Company had a cash balance of approximately $7,000 at March 31, 2001.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

PART II:      OTHER INFORMATION

Item 1.Legal Proceedings

The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended June 30, 2000, except as follows. As previously described in the referenced Form 10-KSB, the Company is a defendant in a lawsuit filed by Group V Corporation and Joe Monterosso. Recently, the parties negotiated a settlement agreement that is being circulated for signature. Management expects that the settlement agreement and subsequent dismissal of the legal proceedings will not have a material effect on NuOasis.

Item 2.  Changes In Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits And Reports On Form 8-K

         (a)  Exhibits:

         None

         (b)  Reports on Form 8-K:

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NuOASIS RESORTS INC.



Dated: May 21, 2001             By: /s/ Leonard J. Roman
                                        Leonard J. Roman
                                        Chief Financial Officer and Director